Form 10-Q
period 1996-09-30
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1996-11-14
CIK 1014586

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1996


                         COMMISSION FILE NUMBER 0-20777


                      XIONICS DOCUMENT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                     04-3186685
       State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)      Identification No.)

             70 BLANCHARD ROAD,                   01803
               BURLINGTON, MA                  (Zip Code)
           (Address of principal
             executive offices)


                                 (617) 229-7000
              (Registrant's telephone number, including area code)


                                      NONE
                    (Former name, former address and former
                   fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No. X

      At October 31, 1996, there were 10,643,986 shares of the Company's $0.01 per value common stock issued, with 10,435,795 shares outstanding.


===============================================================================

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX
ITEM                                                                     PAGE
NUMBER                                                                  NUMBER

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

         Balance Sheets--Pro Forma September 30, 1996, September 30,
           1996 and June 30, 1996....................................     3

         Statements of Operations --Three Months Ended September 30,
           1996 and 1995.............................................     4

         Statements of Cash Flows--Three Months Ended September 30,
           1996 and 1995.............................................     5

         Notes to Condensed Consolidated Financial Statements........     6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     8


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................    11

ITEM 2.  Changes in Securities.......................................    11

ITEM 3.  Defaults Upon Senior Securities.............................    11

ITEM 4.  Submission of Matters to a Vote of Security Holders.........    11

ITEM 5.  Other Information...........................................    11

ITEM 6.  Exhibits and Reports on Form 8-K............................    12

         Signatures.................................................     13

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PART I--FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                       Pro Forma
                                                                                     September 30,   September 30,   June 30,
                                                                                         1996            1996           1996
                                                                                     -------------   -------------  ----------
                                                                                      (Unaudited)     (Unaudited)
                     ASSETS
Current Assets:
   Cash and cash equivalents                                                           $26,757,92      $1,342,287   $2,115,859
   Short-term investments                                                                     ---             ---      644,613
   Accounts receivable, less reserves of approximately $150,000 and                      3,015,759      3,015,759    2,398,033
      $140,000 at September 30, 1996 and June 30, 1996, respectively
   Contract receivable                                                                   1,979,838      1,979,838          ---
   Inventories                                                                           1,431,764      1,431,764    1,020,035
   Other current assets                                                                  1,096,308        796,308      398,264
                                                                                         ----------     ----------   ----------
      Total Current Assets                                                              34,281,591      8,565,956    6,576,804
Property and Equipment, net                                                              2,292,320      2,292,320    2,169,091
Acquired intangibles, net of accumulated amortization of approximately $700,000            163,333        163,333      194,167
   and $659,000 at September 30, 1996 and June 30, 1996, respectively
Deferred offering costs                                                                        ---      (,400,000      926,439
Other assets                                                                                70,092         70,092       38,000
                                                                                         ----------     ----------   ----------
                                                                                       $36,807,336    $12,491,701   $9,904,501
                                                                                       ============   ============  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable                                                                     $2,236,424     $2,236,424   $1,988,470
   Term loans, current portion                                                             370,667        370,667      322,667
   Deferred revenue                                                                      1,549,611      1,549,611    1,368,833
                                                                                       -----------     -----------  -----------
   Accrued expenses                                                                      3,076,588      3,166,953    1,904,909
      Total Current Liabilities                                                          7,233,290      7,323,655    5,584,879
Term loans, net of current portion                                                         575,500        575,500      564,166
Secured promissory notes payable to a stockholder                                              ---      2,094,000    2,094,000

Redeemable preferred stock:
   Class C Redeemable Convertible Preferred Stock, $.01 par value--
      Authorized--2,779,615 shares
      Issued and outstanding--2,698,938 shares, stated at liquidation value,
         at June 30, 1996 and September 30, 1996                                               ---      8,349,077    8,231,410
Stockholders' equity (deficit):
   Preferred Stock, $.01 par value--
      Authorized--10,000,000 shares
      Issued and outstanding--none                                                             ---            ---          ---
   Class A Convertible Preferred Stock, $.01 par value--
      Authorized--3,603,305 shares
      Issued and outstanding--3,125,051 at June 30, 1996 and September 30, 1996                ---      3,606,658    3,606,658
   Common Stock, Class A, $.01 par value--
      Authorized--20,000,000 shares
      Issued and Outstanding-1,386,066 shares at June 30, 1996 and September 30, 1996          ---         13,861       13,861
   Common Stock, Class B, $.01 par value--
      Authorized--10,000,000 shares
      Issued and outstanding--558,931 shares at June 30, 1996 and September 30, 1996           ---          5,589        5,589
   Common Stock
      Authorized--40,000,000 shares
      Issued and outstanding--10,268,986 pro forma shares at
        September 30, 1996                                                                 102,690            ---          ---
   Additional paid-in capital                                                           39,567,092      1,194,597    1,312,381
   Treasury stock, at cost--224,063 shares of Common Stock pro forma and at
      September 30, 1996, and 224,311 shares of Class A Common Stock at
      June 30, 1996                                                                       (151,246)      (151,246)    (151,413)
   Accumulated deficit                                                                 (10,519,990)   (10,519,990) (11,357,030)
                                                                                       ------------   ------------ ------------
      Total stockholders' equity (deficit)                                              28,998,546     (5,850,531)   6,569,954
                                                                                       ------------   ------------ ------------
                                                                                       $36,807,336    $12,491,701   $9,904,501
                                                                                       ============   ============ ============
 The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                     ----------------------
                                                  September 30,  September 30,
                                                      1996            1995
                                                  -------------  -------------

Net revenue                                         $8,440,926      $3,998,499
Cost of revenue                                      1,559,066       1,163,611
                                                  -------------  -------------
  Gross profit                                       6,881,860       2,834,888

Operating expenses:
  Research and development                           3,518,326       1,960,164
  Selling, general and administrative                2,259,844       2,355,636
                                                  -------------  -------------
    Income (loss) from operations                    1,103,690      (1,480,912)

Other income (expense):
  Interest expense                                     (65,577)        (92,856)
  Interest income                                       11,222           4,366
  Other expense                                         (3,035)        (36,457)
                                                  -------------  -------------

    Income (loss) before provision for               1,046,300      (1,605,859)
      income taxes


Provision for income taxes                             209,260             ---
                                                  =============  =============
    Net income (loss)                                 $837,040     $(1,605,859)
                                                  =============  =============

Net income (loss) per common and common                  $0.09          $(0.23)
equivalent share
                                                  =============  =============

 Weighted average number of common and               9,056,546       7,019,664
                                                  =============  =============
common equivalent shares outstanding










 The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                     ----------------------
                                                  September 30,  September 30,
                                                      1996            1995
                                                  -------------  -------------
Cash flows from operating activities:
  Net Income (loss)                                   $837,040    $(1,605,859)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
       Depreciation and amortization                   249,956        195,122
       Changes in assets and liabilities--
       Accounts receivable                            (617,726)       360,122
       Contract receivable                          (1,979,838)           ---
       Inventories                                    (411,729)      (253,714)
       Other current assets                           (398,044)       182,365
       Accounts payable                                247,954         (9,890)
       Accrued expenses                              1,262,043        322,880
       Deferred revenue                                180,778       (238,686)
                                                   ------------   ------------
          Net cash used in operating activities       (629,566)    (1,047,660)
                                                   ------------   ------------

Cash flows from investing activities:
    Purchases of property and equipment               (198,350)      (161,010)
    Increase in other assets                           (32,092)           ---
    Decrease in short-term investments                 644,613            ---
                                                   ------------   ------------

       Net cash provided by (used in) investing
        activities                                     414,171       (161,010)
                                                   ------------   ------------

Cash flows from financing activities:
    Repayment of term loans                            (84,666)           ---
    Proceeds from exercise of stock options                 50         12,621
    Stock repurchase                                       ---       (250,000)
    Issuance of Class C Redeemable  Convertible
      Preferred Stock, net of issuance cost                ---      3,274,349
    Deferred offering costs                           (473,561)           ---
                                                   -------------  ------------

            Net cash (used in) provided by
                financing activities                  (558,177      3,036,970
                                                   -------------  ------------
Net (decrease) increase in cash and cash              (773,572)     1,828,300
  equivalents
Cash and cash equivalents, beginning of period       2,115,859      1,226,364
                                                   -------------  ------------

Cash and cash equivalents, end of period            $1,342,287     $3,054,664
                                                   =============  ============
Supplemental disclosure of cash flow
  information:
    Cash paid for interest                              23,783        168,496
                                                   =============  ============

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

      The condensed consolidated financial statements of Xionics Document Technologies, Inc. and subsidiaries (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1996, included in the Company's Registration Statement on Form S-1 (333-4613), declared effective by the Securities and Exchange Commission on September 26, 1996.

      The condensed consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries.

      The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying condensed consolidated financial statements reflect the application of certain accounting policies described in this and other notes to these condensed consolidated financial statements.

(a)  Principles of Consolidation

      The accompanying condensed consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(b)  Contract Receivable

      The Company had an outstanding contract receivable of $1,979,838 at September 30, 1996 from a significant customer. The contract receivable represents an agreement entered into by the Company and the customer whereby the Company licensed certain of its page description technology, including its version of the PostScript page description language, to the customer. This contract requires that the Company perform customer support in configuring its technology to the customer specifications. The Company follows contract accounting in recognizing revenue on this contract using the percentage of completion accounting. There was no outstanding contract receivable due to the Company as of June 30, 1996.

(c)  Inventories

      Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                       SEPTEMBER 30, 1996      JUNE 30, 1996
Raw materials                                $747,605              $493,660
Finished Goods                                684,159               526,375
                                           $1,431,764            $1,020,035
                                           ==========            ==========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(d)  Property and Equipment

      The Company records property and equipment at cost and provides for depreciation and amortization on a straight-line basis over the estimated useful lives of the assets, as follows:

                                ESTIMATED
                                USEFUL LIFE   SEPTEMBER 30, 1996  JUNE 30, 1996


Asset Classification
    Computer equipment          3-5 Years        $2,752,590         $2,525,394
   Furniture and fixtures       3-7 Years           664,884            564,865
   Machinery and equipment      3-5 Years            90,747             75,612
                                                  3,508,221          3,165,871
Less-Accumulated depreciation                     1,215,901            996,780
   and amortization                               ---------          ---------
                                                 $2,292,320         $2,169,091
                                                 ==========         ==========
(e)  Deferred Offering Costs

      As of September 30, 1996, the Company had incurred approximately $1,400,000 in costs related to the Company's initial public offering. These costs have been capitalized as deferred offering costs in the accompanying consolidated balance sheet.

(f)  Stockholder's Equity

	On October 1, 1996, the Company converted all of the outstanding shares of Class C Redeemable Convertible Preferred Stock, Class A Convertible Preferred Stock, Class B Common Stock and Class A Common Stock into a new designation of Common Stock simultaneously with the closing of the Company's initial public offering.

(g)  Noncash Investing and Financing Activities

                                         SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
Supplemental disclosure of noncash
transactions

Accretion of Preferred Stock Dividends         $117,677            $34,769
                                               ========            =======
Conversion of Class A Convertible
Preferred Stock to                              ---             $1,229,113
    Class B Common Stock                                        ==========

Acquisition of Property and Equipment
    under Term Loans                           $144,000           $225,000
                                               ========           ========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(g)  Noncash Investing and Financing
     Activities (cont.)                  SEPTEMBER 30, 1996  SEPTEMBER 30, 1995

Converted to Class C Redeemable
    Convertible Preferred Stock                 ---              $2,310,596
    Class B Redeemable Preferred Stock          ---              $1,900,000
    Secured promissory notes payable
    to a stockholder                            ---              $  228,355
    Senior subordinated promissory
      notes payable to stockholders

3. PRO FORMA ADJUSTMENTS

      On September 24, 1996, The Company's Registration Statements on Form S-1 and 8-A were simultaneously declared effective by the Securities and Exchange Commission. On October 1, 1996, the Company completed an initial public offering of 3,000,000 shares of its common stock at $12.00 per share. Of the 3,000,000 shares sold, 2,500,000 were sold by the Company and 500,000 were sold by the selling stockholder, Phoenix Technologies Ltd. The Company received net proceeds of approximately $27,900,000 after deducting the underwriters' discounts and commissions. The Company has presented the pro forma balance sheet as of September 30, 1996, which reflects certain adjustments for events which occurred subsequent to September 30, 1996. Upon the closing of the initial public offering, the Company paid the outstanding principal and accrued interest of approximately $2,094,000 and $90,365 respectively, on the secured promissory note to Phoenix Technologies Ltd. The Company also made a $300,000 prepayment on a royalty agreement with Unisys Corporation and reduced additional-paid-in capital by $1,400,000 for the amount of the offering expenses.

4. SUBSEQUENT EVENT

      On October 10, 1996, the underwriters of the Company's initial public offering exercised their over-allotment option granted pursuant to the terms of the underwriting agreement by and between the Company and the underwriters and purchased an additional 450,000 shares of common stock at $12.00 per share. Of the 450,000 shares sold, 375,000 were sold by the Company and 75,000 were sold by the selling stockholder. Net proceeds to the Company as a result of this transaction amounted to approximately $4,200,000 and will be reflected in the Company's consolidated financial statements for the period ended December 31, 1996.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the Company's relationship with Hewlett-Packard Company, to whom the Company derives a significant portion of its revenue from the supply of software and related technology and support, (ii) the Company's dependence for revenue upon the ability of its customers to develop and sell their own products, which incorporate the Company's technology, to end users, and (iii) the timely introduction of new products, such as the Company's embedded technology for multifunction peripheral devices, and the market acceptance of those products, in an extremely competitive and rapidly changing market where the market success of entities providing embedded software products for paper handling devices has historically been largely determined by their success in becoming one of the industry standards. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's Final Prospectus, dated September 26, 1996, in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this release, and the Company cautions readers not to place undue reliance on such statements.

OVERVIEW

      Xionics Document Technologies, Inc. designs, develops and markets advanced embedded systems technology for use in mainstream office devices such as printers, copiers, scanners and multifunction devices. The Company derives its revenue primarily from sales of its printer software products, which include revenue from software licenses, royalties, engineering services and maintenance, and from sales of its image acceleration products. Software license revenue consists of the Company's charges for licensed source code, which generally includes initial non-refundable fees which are recognized as revenue upon the shipment of the source code, provided there are no significant vendor obligations. Royalty revenue is generally earned as a percentage of net revenue from unit sales by licensees of products that incorporate the Company's software, and is generally recognized as earned in the Company's financial statements in the quarter in which amounts due to the Company have been determined using estimates based upon historical payments. Engineering services revenue is derived from fees paid for porting of the Company's software to customer-specific device controllers. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract which is typically twelve months.

RESULTS OF OPERATIONS

      Net revenue for the first quarter of fiscal 1997, ended September 30, 1996, increased 111.1% to $8.4 million compared to $4.0 million for the first quarter of fiscal 1996. The increase resulted primarily from growth in sales of the Company's printer software products, including approximately $4.0 million of revenue recognized under an amendment to its preexisting agreement with Hewlett-Packard Company ("HP") which was entered into in March 1996 (the "HP Agreement").

      Gross profit for the first quarter of fiscal 1997 increased 142.8% to $6.9 million from $2.8 million for the first quarter of fiscal 1996. Gross margin increased to 81.5% for the first quarter of fiscal 1997 compared to 70.9% for the first quarter of fiscal 1996. These increases were attributable primarily to increased sales of higher margin Intelligent Peripheral System ("IPS") products and related engineering services, primarily related to the HP Agreement, partially offset by a reduction in gross margin attributable to the Company's image acceleration products.

      Research and development expenses increased by 79.5% to $3.5 million for the first quarter of fiscal 1997 from $2.0 million in the first quarter of fiscal 1996. The higher expense level resulted primarily from increased expenditures relating to the Company's multifunction peripheral technology, which is currently in development, partially offset by a small reduction in expenditures relating to the Company's image acceleration products. As a percentage of revenue, research and development expenses decreased to 41.7% for the first quarter of fiscal 1997 compared to 49.0% for the first quarter of fiscal 1996. The decline in research and development expenses as a percentage of revenue was principally the result of higher revenue.

      Selling, general and administrative expenses decreased by 4.1% to $2.3 million for the first quarter of fiscal 1997 from $2.4 million in the first quarter of fiscal 1996. The lower expense level resulted primarily from decreases in advertising, trade show and travel expenses relating to the Company's image acceleration products. As a percentage of revenue, selling, general and administrative expenses decreased to 26.8% for the first quarter of fiscal 1997 compared to 58.9% for the first quarter of fiscal 1996. In addition to lower levels of expense for the comparable periods, the decline in selling, general and administrative expenses as a percentage of revenue was also principally the result of higher revenue.

      Other expense, net decreased by 54.1% to $57,000 for the first quarter of fiscal 1997 compared to $125,000 for the first quarter of fiscal 1996. This decrease resulted primarily from a decrease in interest expense.

      The Company did not provide for income taxes during the three months ended September 30, 1995 due to the loss for the period and the expected loss for fiscal 1996. The tax provision for the period ended September 30, 1996 was calculated based on the Company's expected fiscal 1997 effective tax rate of 20 percent. The difference between the statutory rate and the effective rate reflects the utilization of the Company's net operating loss carry forwards which will be used to offset future taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1996, the Company had cash and short-term investments of $1.3 million compared to $2.8 million at June 30, 1996. On a pro forma basis, at September 30, 1996, the Company had cash and short-term investments of $26.8 million. Pro forma balances at September 30, 1996 include the effect of net proceeds relating to the Company's September 26, 1996 initial public offering which closed on October 1, 1996 less approximately $2.1 million in principal amount and $90,000 of accrued interest payable on the secured promissory note payable to Phoenix Technologies Ltd. In addition, the pro forma balance includes a deduction for a $300,000 prepaid license fee payment made by the Company to a third party.

      At present, the Company has available a $4.0 million working capital revolving line of credit and a $2.0 million term loan facility with a bank, both of which are secured by substantially all assets of the Company. The working capital line of credit terminates on December 1, 1997, and no term loan will be made after June 30, 1997. Each term loan under the term loan facility is required to be repaid over 36 months from the date such term loan is funded. Under the loan facilities, the Company is required to comply with certain restrictive covenants, including debt to worth, capital base, quick ratio and profitability. The interest rate for the working capital line of credit is the bank's prime rate; the interest for the term loan facility is the bank's prime rate plus 0.5%. As of September 30, 1996, the outstanding borrowings under the working capital line of credit and term loan facility were $0 and $946,000, respectively. Under the terms of the working capital and term loan facilities, the Company is prohibited from declaring or paying dividends on its Common Stock. The Company was in compliance with or had received a waiver of non-compliance of all covenants of the working capital and term loan facilities as of September 30, 1996. While the Company may in the future use private placements of its securities as a source of liquidity, it has no present intention to do so.

      The Company believes that the net proceeds of the initial public offering, together with its existing cash and cash equivalent balances, funds generated from operations and available borrowings under its lines of credit will be sufficient to finance the Company's operations for at least the next 12 months. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company in the aggregate.


ITEM 2.  CHANGES IN SECURITIES

      Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      By written consent dated July 12, 1996, the Company's Stockholders approved by a vote of 6,790,225 for, 0 against and 637,719 abstaining, (i) an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock, par value $.01 per share, from 30,000,000 to 40,000,000 shares and substituting a single class of Preferred Stock with 10,000,000 authorized shares for the Company's preexisting Class A, C and D Preferred Stock with 7,482,920 total authorized shares; (ii) the amendment and restatement of the Company's By-laws; (iii) the Company's issuance of up to 2,875,000 shares of Common Stock in an initial public offering; and (iv) the adoption of the Company's 1996 Stock Option Plan, 1996 Employee Stock Purchase Plan, and 1996 Directors' Stock Option Plan. By written consent dated August 15, 1996, the Company's Stockholders approved by a vote of 6,790,225 for, 0 against and 637,719 abstaining, the line of credit arrangements described above in Management's Discussion and Analysis.


ITEM 5.  OTHER INFORMATION

      On September 26, 1996, the Securities and Exchange Commission simultaneously declared effective the Company's Registration Statement on Form S-1, filed under the Securities Act of 1933, as amended, and its Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934, as amended. The Registration Statement on Form S-1 related to the initial public offering of 3,000,000 shares of the Company's Common Stock. On September 26, 1996, the Company entered into an Underwriting Agreement with Adams, Harkness & Hill, Inc. and SoundView Financial Group, Inc. (the "Underwriters"), pursuant to which the Underwriters agreed to purchase 2,500,000 shares of the Company's Common Stock from the Company and 500,000 shares of the Company's Common Stock from a selling stockholder, Phoenix Technologies Ltd., at the public offering price of $12.00 per share, less underwriting discounts and commissions of $.84 per share. On October 1, 1996, pursuant to the terms of Underwriting Agreement, the initial public offering was closed and the Company received from the Underwriters the net proceeds of the initial public offering in the amount of $27,900,000. On October 7, 1996, the Underwriters notified the Company of their exercise of their option, granted under the terms of the Underwriting Agreement, to purchase 450,000 additional shares, including 375,000 shares from the Company and 75,000 shares from Phoenix Technologies Ltd., solely to cover overallotments, and on October 10, 1996, upon the closing of the sale of the over-allotment shares, the Company received additional net proceeds of $4,185,000 from the Underwriters.

      The Company has recently been advised that Robert Downs, its Chief Operating Officer-Imaging, will resign from the Company on or about January 30, 1997. The Company expects to assign Gary R. Ambrosino, currently Vice President-Sales and Marketing, to the position of Chief Operating
Officer-Imaging, and to assign Robert E. Gilkes, Chairman, President and Chief Executive Officer, to the position of Acting Vice President-Sales and Marketing, at that time.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27 -- Financial Data Schedule

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                            SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    XIONICS DOCUMENT TECHNOLOGIES, INC.



          NAME                          TITLE                      DATE

 /S/ ROBERT E. GILKES   Chairman of the Board of Directors,   November 14, 1996
     ROBERT E. GILKES   Chief Executive Officer, and
                         President

 /S/ GERARD T. FEENEY   Chief Financial Officer               November 14, 1996
     GERARD T. FEENEY