Form 10-Q
period 1996-12-31
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1997-02-14
CIK 1014586

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR QUARTER ENDED DECEMBER 31, 1996


                  COMMISSION FILE NUMBER 0-20777


                XIONICS DOCUMENT TECHNOLOGIES, INC.
      (Exact name of registrant as specified in its charter)


DELAWARE                                                    04-3186685
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

70 BLANCHARD ROAD, BURLINGTON, MA                             01803
(Address of principal executive offices)                   (Zip Code)


                                 (617) 229-7000
              (Registrant's telephone number, including area code)


                                      NONE
                    (Former name, former address and former
                   fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

      At February 13, 1997, there were 10,795,873 shares of the Company's $.01 par value common stock issued, with 10,629,123 shares outstanding.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     INDEX

                                                                          PAGE
                                                                         NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

           Balance Sheets--December 31, 1996 and June 30, 1996..........    3

           Statements of  Operations--Six  Months Ended December 31,
             1996 and 1995 and Three Months Ended December 31, 1996
             and 1995...................................................    4

           Statements of Cash  Flows--Six  Months Ended December 31,
             1996 and 1995..............................................    5

        Notes to Condensed Consolidated Financial Statements............    6

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    9


PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8K.................................   12

        Signatures......................................................   13

                         PART I--FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       December 31,     June 30,
        ASSETS                                             1996           1996
                                                       ------------  -------------
                                                       (Unaudited)
Current Assets:
   Cash and cash equivalents                           $28,792,103    $2,115,859
   Short-term investments                                      ---       644,613
   Accounts receivable, less reserves of approximately   3,853,383     2,398,033
      $95,000 and $140,000 at December 31, 1996 and
      June 30, 1996, respectively
   Contract receivable                                   2,971,773           ---
   Inventories                                           1,379,270     1,020,035
   Other current assets                                    834,874       398,264
                                                       -----------    ----------
      Total Current Assets                              37,831,403     6,576,804

Property and Equipment, net                              2,612,767     2,169,091
Acquired intangibles, net of accumulated amortization      132,500       194,167
   of approximately $720,000 and $659,000 at
   December 31, 1996 and June 30, 1996, respectively
Deferred offering costs                                        ---       926,439
Other assets                                               870,094        38,000
                                                       -----------    ----------
                                                       $41,446,764    $9,904,501
                                                       ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                     $1,898,822    $1,988,470
   Term loans, current portion                                 ---       322,667
   Deferred revenue                                        859,653     1,368,833
   Accrued liabilities                                   4,080,171     1,904,909
                                                       -----------    ----------
      Total Current Liabilities                          6,838,646     5,584,879

Term loans, net of current portion                             ---       564,166
Secured promissory notes payable to a stockholder              ---     2,094,000

Redeemable preferred stock:
   Class C Redeemable Convertible Preferred Stock,
      $.01 par value-- Authorized--2,779,615 shares
   Issued and outstanding--2,698,938 shares, stated
      at liquidation value, at June 30, 1996 and
      none at December 31, 1996                                ---     8,231,410

Stockholders' equity (deficit):
   Preferred Stock, $.01 par value--
      Authorized--10,000,000 shares
      Issued and outstanding--none                             ---           ---
   Class A Convertible Preferred Stock, $.01 par value--
      Authorized--3,603,305 shares
      Issued and outstanding--3,125,051 at June 30, 1996       ---     3,606,658
        and none at December 31, 1996
 Common Stock, Class A, $.01 par value--
      Authorized--20,000,000 shares
      Issued--1,386,066 shares at June 30, 1996
        Outstanding--1,161,755  at June 30,                    ---        13,861
        1996 and none at December 31, 1996
   Common Stock, Class B, $.01 par value--
      Authorized--10,000,000 shares
      Issued and outstanding--558,931 shares at
        June 30, 1996 and none at December 31, 1996            ---         5,589




   Common Stock
      Authorized--40,000,000 shares
      Issued--10,795,873 shares at December 31, 1996
      Outstanding--10,571,810 shares at
      December 31, 1996                                    107,959           ---

   Additional paid-in capital                           43,782,004     1,312,381
   Treasury stock, at cost--224,311 shares and 224,063
      shares at June 30, 1996 and December 31, 1996,
      respectively                                        (151,246)     (151,413)
   Accumulated deficit                                  (9,130,599)  (11,357,030)
                                                        -----------  ------------
      Total stockholders' equity (deficit)              34,608,118    (6,569,954)
                                                        -----------  ------------

                                                       $41,446,764    $9,904,501
                                                       ===========   ============


 The accompanying notes are an integral part of these consolidated financial statements.


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                       Three Months Ended                Six Months Ended
                                       -----------------------------     ----------------------------
                                       December 31,     December 31,     December  31,   December 31,
                                           1996             1995              1996           1995
                                       ------------     ------------     -------------   ------------

Net revenue                              $9,504,581       $4,874,300       $17,945,507     $8,872,799
Cost of revenue                           2,027,139        1,480,589         3,586,205      2,644,200

                                       ------------     ------------     -------------   ------------
   Gross profit                           7,477,442        3,393,711        14,359,302      6,228,599

Operating expenses:
   Research and development               3,765,921        2,133,692         7,284,247      4,093,856
   Selling, general and                   2,311,322        2,272,890         4,571,166      4,628,526
   administrative
                                       ------------     ------------     -------------   ------------
      Income (loss) from operations       1,400,199       (1,012,871)        2,503,889     (2,493,783)

Other income (expense):
   Interest expense                         (19,349)         (68,585)          (84,926)      (161,441)
   Interest income                          340,352           29,034           351,574         33,400
   Other income (expense)                    11,786           31,533             8,751         (4,924)
                                       ------------     ------------     -------------   -------------

      Income (loss) before provision      1,732,988      (1,020,889)         2,779,288     (2,626,748)
       for income taxes

Provision for income taxes                  343,597             ---            552,857             ---
                                       ------------     ------------     -------------   -------------

      Net income (loss)                  $1,389,391      $(1,020,889)       $2,226,431     $(2,626,748)
                                       ============     ============     =============   =============

Net income (loss) per common and              $0.11           ($0.14)            $0.20          ($0.36)
common equivalent share
                                       ============     ============     =============   =============

Weighted average number of               12,755,769        7,452,196        11,330,226       7,235,930
common and common equivalent
shares outstanding                     ============     ============     =============   =============


 The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                           Six Months Ended
                                                     --------------------------
                                                     December 31,  December 31,
                                                        1996          1995
                                                     ------------  ------------

Cash flows from operating activities:
   Net Income (loss)                                 $2,226,431   $(2,626,748)
   Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:
        Depreciation and amortization                   533,249       398,498
        Changes in assets and liabilities--
        Accounts receivable                          (1,455,350)     (787,524)
        Contract receivable                          (2,971,773)          ---
        Inventories                                    (359,235)       20,984
        Prepaid expenses and other current assets      (436,610)       (2,596)
        Accounts payable                                (89,648)     (152,689)
        Deferred revenue                               (509,180)     (431,655)
        Accrued liabilities                           2,175,262       616,096
                                                    ------------  ------------

           Net cash used in operating activities       (886,854)   (2,965,634)

                                                    ------------  ------------

Cash flows from investing activities:
   Purchases of property and equipment                 (915,258)     (327,487)
   Decrease in other assets                            (832,094)           ---
   Decrease in short-term investments                   644,613            ---
                                                    ------------  ------------

           Net cash used in investing activities     (1,102,739)     (327,487)

                                                    ------------  ------------

Cash flows from financing activities:
   Repayment of term loans                             (886,833)           ---
   Repayment of note payable to stockholder          (2,094,000)           ---
   Proceeds from exercise of stock options               35,181        68,218
   Issuance of Class D Preferred Stock                       ---    4,500,000
   Issuance of Class C Redeemable Convertible
      Preferred Stock, net of issuance cost                  ---    3,274,349
   Reissuance (purchase) of treasury stock                   50      (250,000)
   Sale of Common Stock, net of issuance costs       30,685,000            ---
   Reclassification of deferred offering costs          926,439            ---
                                                    ------------  ------------

           Net cash provided by financing activities 28,665,837     7,592,567


Net increase in cash and cash equivalents            26,676,244     4,299,446
Cash and cash equivalents, beginning of period        2,115,859     1,226,364
                                                    ------------  ------------


Cash and cash equivalents, end of period            $28,792,103    $5,525,810
                                                    ============  ============


Supplemental disclosure of cash flow information:
   Cash paid for interest                              $133,497      $171,022
                                                    ============  ============
   Cash paid for income taxes                           $97,000            ---
                                                    ============  ============


       The accompanying notes are an integral part of these consolidated financial statements.

==========================================================================

==========================================================================
              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

      The condensed consolidated financial statements of Xionics Document Technologies, Inc. and subsidiaries (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1996, included in the CompanyUs Registration Statement on Form S-1 (333-4613), declared effective by the Securities and Exchange Commission on September 26, 1996.

      The condensed consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting of normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries.

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

(b)  Contract Receivable

      The Company has an outstanding contract receivable of $2,971,773 at December 31, 1996 from a significant customer. The contract receivable represents the amount of revenue recognized in excess of cash received under an agreement entered into by the Company and the customer whereby the Company licensed certain of its page description technology, including its version of the PostScript page description language, to the customer. There was no outstanding contract receivable due to the Company as of June 30, 1996.

(c)  Inventories

      Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first- out) or market and consist of the following:

                                       DECEMBER 31, 1996     JUNE 30, 1996
Raw materials                              $835,424             $493,660
Finished Goods                              543,846              526,375
                                       ------------         ------------
                                         $1,379,270           $1,020,035

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(d)  Property and Equipment

      The Company records property and equipment at cost and provides for depreciation and amortization on a straight-line basis over the estimated useful lives of the assets, as follows:

                              ESTIMATED
                              USEFUL LIFE    DECEMBER 31 ,1996   JUNE 30, 1996
Asset Classification
  Computer equipment          3-5 Years        $3,041,738        $2,525,394
  Furniture and fixtures      3-7 Years           925,642           564,865
  Machinery and equipment     3-5 Years           113,749            75,612
                                               ----------        ----------
                                                4,081,129         3,165,871
Less Accumulated depreciation                   1,468,362           996,780
and amortization                               ----------        ----------
and amortization                               $2,612,767        $2,169,091
                                               ==========        ==========

(e)  Deferred Offering Costs

      As of June 30, 1996, the Company had capitalized approximately $926,000 in costs related to the Company's initial public offering. These costs were capitalized as deferred offering costs on the June 30, 1996 balance sheet and reclassified to stockholders' equity upon completion of the offering.

(f)  Noncash Investing and Financing Activities



                                                  DECEMBER 31, 1996      DECEMBER 31, 1995
                                                  -----------------      -----------------

Supplemental disclosure of noncash transactions

Accretion of Preferred Stock                                    ---             $   34,769
                                                           ========             ==========

Conversion of Class A Convertible Preferred Stock
to Class B Common Stock                                         ---             $1,229,113
                                                           ========             ==========

Conversion of Class C Redeemable Convertible
Preferred Stock to Common Stock                          $8,231,410                    ---
                                                         ==========             ==========

Conversion of Class A Convertible Preferred Stock
to Common Stock                                          $3,606,658                    ---
                                                         ==========             ==========

Conversion of Class A Common Stock to Common
Stock                                                    $   13,861                    ---
                                                         ==========             ==========

Conversion of Class B Common Stock to Common             $    5,589                    ---
Stock                                                    ==========             ==========

Acquisition of Property and Equipment under Term                ---             $  329,500
Loans                                                    ==========             ==========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(f)  Noncash Investing and Financing Activities (cont.)

Converted to Class C Redeemable Convertible Preferred Stock---
     Class B Redeemable Preferred Stock                    ---       $2,310,596
     Secured promissory notes payable to a stockholder     ---       $1,900,000
     Senior subordinated promissory notes payable to      ---        $  228,355
     stockholders

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2 MANAGEMENTUS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical information contained herein, this quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the Company's relationship with Hewlett-Packard Company, from whom the Company derives a significant portion of revenue from the supply of software and related technology and support, (ii) the Company's dependence for revenue upon the ability of its customers to develop and sell their own products, which incorporate the Company's technology, to end users, and (iii) the timely introduction of new products, such as the Company's embedded technology for multifunction peripheral devices, and the market acceptance of those products, in an extremely competitive and rapidly changing market where the market success of entities providing embedded software products for paper handling devices has historically been largely determined by their success in becoming one of the industry standards. The market price of the Company's common shares could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors and other events or factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies. These fluctuations, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common shares. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's Final Prospectus, dated September 26, 1996, in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this quarterly report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


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


RESULTS OF OPERATIONS

      Net revenue for the three months ended December 31, 1996 increased 95% to $9.5 million compared to $4.9 million for the three months ended December 31, 1995. Net revenue for the six months ended December 31, 1996, increased 102% to $17.9 million compared to $8.9 million for the six months ended December 31, 1995. The increases in both the three and six month periods resulted primarily from growth in sales of the Companys printer software products, including approximately $4.0 million and $8.0 million, respectively, of revenue recognized under an amendment to its preexisting agreement with Hewlett-Packard Company ("HP") which was entered into in March 1996 (the "HP Agreement").

      Gross profit for the three months ended December 31, 1996 increased 120% to $7.5 million from $3.4 million for the three months ended December 31, 1995. Gross margin increased to 79% for the three months ended December 31, 1996 compared to 70% for the three months ended December 31, 1995. Gross profit for the six months ended December 31, 1996 increased 131% to $14.4 million from $6.2 million for the six months ended December 31, 1995. Gross margin increased to 80% for the six months ended December 31, 1996 compared to 70% for the six months ended December 31, 1995. The increases in both the three and six month periods were attributable primarily to increased sales of higher margin Intelligent Peripheral System ("IPS") products and related engineering services, primarily related to the HP Agreement, partially offset by a reduction in gross margin attributable to the Company's image acceleration products.

      Research and development expenses increased by 76% to $3.8 million for the three months ended December 31, 1996 from $2.1 million for the three months ended December 31, 1995. Research and development expenses increased by 78% to $7.3 million for the six months ended December 31, 1996 from $4.1 million for the six months ended December 31, 1995. For both the three and six month periods the higher expense level resulted primarily from increased expenditures relating to the Company's multifunction peripheral technology, which is currently in development. As a percentage of revenue, research and development expenses decreased to 40% for the three months ended December 31, 1996 compared to 44% for the three months ended December 31, 1995 and decreased to 41% for the six months ended December 31, 1996 compared to 46% for the six months ended December 31, 1995. The declines in research and development expenses as a percentage of revenue were principally the result of higher revenue.

      Selling, general and administrative expenses increased by 2% to $2.31 million for the three months ended December 31, 1996 from $2.27 million for the three months ended December 31, 1995. Selling, general and administrative expenses decreased by 1% to $4.57 million for the six months ended December 31, 1996 from $4.62 million for the six months ended December 31, 1995. The decrease in selling, general and administrative expenses during the six month comparative periods is primarily due to decreases in advertising, trade show and travel expenses relating to the Company's image acceleration products. As a percentage of revenue, selling, general and administrative expenses decreased to 24% and 25%, respectively, for the three and six month periods ended December 31, 1996, compared to 47% and 52% for the three and six month periods ended December 31, 1995. In addition to lower levels of expense for the comparable six month periods, the decline in selling, general and administrative expenses as a percentage of revenue was also principally the result of higher revenue.

      During the three and six month periods ended December 31, 1996, net interest expense decreased by $49,000 and $76,000, respectively, or 72% and 47%, compared to the three and six month periods ended December 31, 1995. This decrease resulted primarily from the reduction in bank lines of credit and note payable to a shareholder, which were completely paid down by December 31, 1996. Interest income and other income increased by $292,000 and $333,000, respectively, or 481% and 1211%, during the three and six month periods ended December 31, 1996, compared to the three and six month periods ended December 31, 1995. Increases in interest income resulted primarily from increased cash balances as a result of receiving net proceeds from the Company's September 26, 1996 initial public offering.

      The Company did not provide for income taxes during the three and six month periods ended December 31, 1995 due to the loss for the periods and the expected loss for fiscal 1996. The Company's effective income tax rate was 20% for the three and six month periods ended December 31, 1996. The effective tax rate for the periods differs from the statutory rate primarily as a result of the utilization of a portion of net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1996, the Company had cash and cash equivalents of $28.8 million compared to $2.8 million at June 30, 1996. This increase is primarily due to net proceeds resulting from the September 26, 1996 initial public offering which was completed on October 1, 1996.

      At present, the Company has available a $4.0 million working capital revolving line of credit and a $2.0 million term loan facility with a bank, both of which are secured by substantially all assets of the Company. The working capital line of credit terminates on December 1, 1997, and no term loan will be made after June 30, 1997. Under the loan facilities, the Company is required to comply with certain restrictive covenants, which the Company was in compliance with as of December 31, 1996. The interest rate for the working capital line of credit is the bank's prime rate; the interest for the term loan facility is the bank's prime rate plus 0.5%. As of December 31, 1996, there were no outstanding borrowings under the working capital line of credit and term loan facility. Under the terms of the working capital and term loan facilities, the Company is prohibited from declaring or paying dividends on its Common Stock. While the Company may in the future use private or public placements of its securities as a source of liquidity, it has no present intention to do so.

      The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations and available borrowings under its lines of credit will be sufficient to finance the Company's operations for at least the next 12 months. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

                          PART II -- OTHER INFORMATION


ITEMS 1. - 5.

      Not applicable.

ITEM 5.  OTHER INFORMATION

     As reported in the Company's Form 10-Q for the quarter ended September 30, 1996, on October 1, 1996, pursuant to the terms of an Underwriting Agreement (the "Underwriting Agreement") between the Company and Adams, Harkness & Hill, Inc. and SoundView Financial Group, Inc. (the "Underwriters"), the Company completed its initial public offering of 2,500,000 shares of its common stock. The Company received the net proceeds of the initial public offering in the amount of $27,900,000. On October 10, 1996, after receipt of notification from the Underwriters that the Underwriters were exercising their option granted pursuant to the Underwriting Agreement to purchase an additional 375,000 shares of common stock from the Company, the Company closed the sale of the over-allotment options and received additional net proceeds of $4,185,000 from the Underwriters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           11   Statement re: Computation of Per Share Earnings

           27   Financial Data Schedule

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                               XIONICS DOCUMENT TECHNOLOGIES, INC.



NAME                                       TITLE                     DATE
----                                       -----                     ----
      /S/   ROBERT E. GILKES      Chairman of the Board of    February 14, 1997
-----------------------------     Directors, Chief Executive
        Robert E. Gilkes          Officer, and President


     /S/  GERARD T. FEENEY
-----------------------------
        GERARD T. FEENEY          Chief Financial Officer     February 14, 1997

==========================================================================
                                   Exhibit 11
==========================================================================



                       XIONICS DOCUMENT TECHNOLOGIES, INC.
                   CALCULATION OF NET INCOME (LOSS) PER SHARE
       FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31 1995 AND 1996



                                                             Three Months Ended            Six Months Ended
                                                          -------------------------   ---------------------------
                                                          December 31,  December 31,   December 31,  December 31,
                                                              1996          1995           1996          1995
                                                          ------------ -------------  ------------- -------------


Net Income (Loss)
                                                          $1,389,391    $(1,020,889)   $2,226,431   $(2,626,748)

Reconciliation of average number of
shares outstanding to amount used in
net income (loss) per share computation:
      Weighted average number of shares outstanding:      10,471,030      7,452,196     9,007,974     7,235,930
      Assumed exercise of stock options                    2,284,739              -     2,322,252             -
      Weighted average number of shares outstanding,     -----------      ---------    ----------    -----------
      as adjusted                                         12,755,769      7,452,196    11,330,226     7,235,930


Net Income (Loss) per share                                    $0.11         $(0.14)        $0.20        $(0.36)
                                                         -----------      ----------   ----------    -----------
