Form 10-Q/A
period 1996-12-31
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1997-04-17
CIK 1014586

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10-Q/A


            		    AMENDMENT TO
             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


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

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     INDEX

                                                                          PAGE
                                                                         NUMBER

PART II. OTHER INFORMATION

ITEM 6. Exhibits .......................................................   2

        Signatures......................................................   3

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

		27   Financial Data Schedule

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
      /S/   ROBERT E. GILKES      Chairman of the Board of      APRIL 17, 1997
-----------------------------     Directors, Chief Executive
        Robert E. Gilkes          Officer, and President


     /S/  GERARD T. FEENEY
-----------------------------
        GERARD T. FEENEY          Chief Financial Officer       APRIL 17, 1997