Form 10-Q
period 1997-03-31
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1997-05-15
CIK 1014586

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 1997


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

      At May 7, 1997, there were 11,454,526 shares of the Company's $.01 par value common stock issued, with 11,230,463 shares outstanding.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     INDEX

                                                                      PAGE
                                                                     NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

          Balance Sheets--March 31, 1997 and June 30, 1996..........   3

          Statements of Operations--Nine Months Ended March 31,
           1997 and 1996 and Three Months Ended March 31, 1997
           and 1996.................................................   5

          Statements of Cash Flows--Nine Months Ended March 31,
           1997 and 1996............................................   6

        Notes to Condensed Consolidated Financial Statements........   7

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................  11


PART II OTHER INFORMATION


ITEM 2. Changes in Securities.......................................  15

ITEM 5. Other Information...........................................  15

ITEM 6. Exhibits and Reports on Form 8K.............................  15

        Signatures..................................................  16

                         PART I--FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                  March 31,      June 30,
                                                                                    1997           1996
                                                                                 ----------     ----------
                                                                                 (Unaudited)

                  ASSETS
Current Assets:
   Cash and cash equivalents                                                     $21,455,132    $2,115,859
   Short-term investments                                                                ---       644,613
   Accounts receivable, less reserves of approximately $121,000 and                4,592,511     2,398,033
      $140,000 at March 31, 1997 and June 30, 1996, respectively
   Contract and other receivables                                                  7,056,439           ---
   Inventories                                                                     1,237,104     1,020,035
   Other current assets                                                              764,400       398,264
                                                                                  ----------     ---------
      Total Current Assets                                                        35,105,586     6,576,804

Property and Equipment, net                                                        2,764,198     2,169,091
Acquired intangibles, net of accumulated amortization of approximately $750,000      451,667       194,167
   and $659,000 at March 31, 1997 and June 30, 1996, respectively
Deferred offering costs                                                                  ---       926,439
Other assets                                                                       1,322,467        38,000
                                                                                  ----------     ---------

                                                                                 $39,643,918    $9,904,501
                                                                                 ===========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                               $1,691,856    $1,988,470
   Term loans, current portion                                                           ---       322,667
   Equipment line of credit                                                          140,037           ---
   Deferred revenue                                                                1,689,517     1,368,833
   Accrued expenses                                                             4,485,839     1,904,909
                                                                                  ----------    ----------
      Total Current Liabilities                                                    8,007,249     5,584,879


Term loans, net of current portion                                                       ---       564,166
Secured promissory notes payable to a stockholder                                        ---     2,094,000

Redeemable preferred stock:
   Class C Redeemable Convertible Preferred Stock, $.01 par value--
      Authorized--2,779,615 shares
   Issued and outstanding--2,698,938 shares, stated at liquidation value,
      at June 30, 1996 and none at March 31, 1997                                        ---     8,231,410

Stockholders' equity (deficit):
   Preferred Stock, $.01 par value--
      Authorized--10,000,000 shares
      Issued and outstanding--none                                                       ---           ---
   Class A Convertible Preferred Stock, $.01 par value--
      Authorized--3,603,305 shares
      Issued and outstanding--3,125,051 at June 30, 1996 and none at                     ---     3,606,658
         March 31, 1997
   Common Stock, Class A, $.01 par value--
      Authorized--20,000,000 shares
      Issued--1,386,066 shares at June 30, 1996
      Outstanding--1,161,755 at June 30, 1996 and none at March 31, 1997                 ---        13,861
   Common Stock, Class B, $.01 par value--
      Authorized--10,000,000 shares
      Issued and outstanding--558,931 shares at June 30, 1996 and none at
        March 31, 1997                                                                   ---         5,589





   Common Stock
      Authorized--40,000,000 shares
      Issued--10,896,749 shares at March 31, 1997 and none at June 30, 1996
      Outstanding--10,672,686 shares at March 31, 1997 and none at June 30, 1996                               108,968           ---
   Additional paid-in capital                                                     43,808,524     1,312,381
   Treasury stock, at cost--224,063 shares and 224,311 shares at March 31, 1997
      and June 30, 1997, respectively                                              (151,246)     (151,413)
      Accumulated deficit                                                        (12,129,577)  (11,357,030)
                                                                                 ------------  ------------
      Total stockholders' equity (deficit)                                         31,636,669   (6,569,954)
                                                                                 ------------  ------------

                                                                                  $39,643,918   $9,904,501
                                                                                 ============   ===========


 The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Three Months Ended         Nine Months Ended
                                                       ---------------------    ----------------------
                                                       March 31,   March 31,    March 31,     March 31,
                                                         1997        1996         1997          1996
                                                       ---------   ---------    ---------     ---------

Net revenue                                           $9,829,322  $6,662,817   $27,774,829  $15,535,616
Cost of revenue                                        2,039,152   1,636,534     5,625,357    4,280,734
                                                      ----------  ----------   -----------  -----------
   Gross profit                                        7,790,170   5,026,283    22,149,472   11,254,882

Operating expenses:
   Research and development                            3,873,718   2,253,349    11,157,965    6,347,205
   Selling, general and administrative                 2,355,648   2,403,132     6,926,814    7,031,658
   Charge for purchased R&D                            5,400,000         ---     5,400,000          ---
                                                      ----------  ----------   -----------  -----------
      Income (loss) from operations                   (3,839,196)    369,802    (1,335,307)  (2,123,981)

Other income:
   Interest expense                                       (1,067)    (64,896)      (85,993)    (226,337)
   Interest income                                       307,806      19,467       659,380       52,867
   Other income                                           18,812      26,528        27,563       21,604
                                                      ----------  ----------   -----------  -----------

      Income (loss) before provision for income taxes (3,513,645)    350,901      (734,357)  (2,275,847)

Provision (benefit) for income taxes                    (514,667)        ---        38,190          ---
                                                      ----------  ----------   -----------  -----------
      Net income (loss)                              $(2,998,978)   $350,901     $(772,547) $(2,275,847)
                                                      ==========  ==========   ===========  ===========

Net income (loss) per common and common equivalent        $(0.28)      $0.03        $(0.08)      ($0.27)
 share                                                ==========  ==========   ===========  ===========

Weighted average number of common and                 10,630,541  10,406,952     9,542,882    8,316,543
common equivalent shares outstanding                  ==========  ==========   ===========  ===========



 The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        Nine Months Ended
                                                     -------------------------
                                                      March 31,      March 31,
                                                        1997           1996
                                                    -----------     ----------
Cash flows from operating activities:
   Net Loss                                           $(772,547)   $(2,275,847)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
          Depreciation and amortization                 823,045        555,440
          Noncash charge                                    ---        182,000
          Changes in assets and liabilities--
          Accounts receivable                        (2,194,478)       (99,162)
          Contract receivable                        (7,056,439)           ---
          Inventories                                  (217,069)      (109,966)
          Prepaid expenses and other current assets    (366,136)         3,358
          Accounts payable                             (296,614)      (226,348)
          Deferred revenue                              320,684      3,965,000
          Accrued expenses                            2,580,930        (21,836)
                                                    -----------    -----------
              Net cash (used in) provided by
               operating activities                  (7,178,624)     1,972,639
                                                    -----------    -----------

Cash flows from investing activities:
   Acquisition of property and equipment             (1,278,115)      (678,055)
   Increase in other assets                          (1,541,967)           ---
   Decrease in short-term investments                   644,613            ---
                                                    -----------    -----------

              Net cash used in investing activities  (2,175,469)      (678,055)
                                                    -----------    -----------
Cash flows from financing activities:
   Repayment of term loans                             (886,833)           ---
   Repayment of note payable to stockholder          (2,094,000)           ---
   Repayment of equipment line of credit                    ---        (41,000)
   Proceeds from exercise of stock options               62,710         32,278
   Issuance of Class D Preferred Stock                      ---      4,500,000
   Issuance of Class C Redeemable Convertible
       Preferred Stock, net of issuance costs               ---      3,274,349
   Reissuance (purchase) of treasury stock                   50       (230,000)
   Sale of Common Stock, net of issuance costs       30,685,000            ---
   Reclassification of deferred offering costs          926,439            ---
                                                    -----------    -----------
                  Net cash provided by financing     28,693,366      7,535,627
                    activities                      -----------    -----------

Net increase in cash and cash equivalents            19,339,273      8,830,211
Cash and cash equivalents, beginning of period        2,115,859      1,226,364

                                                    -----------    -----------
Cash and cash equivalents, end of period            $21,455,132    $10,056,575
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                             $135,631       $171,617
                                                    ===========    ===========
    Cash paid for income taxes                         $150,142            ---
                                                    ===========    ===========


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

(b)  Contract Receivable

      The Company has an outstanding contract receivable of $6,782,256 at March 31, 1997 from a significant customer. The contract receivable represents the amount of revenue recognized in excess of cash received under an agreement entered into by the Company and the customer whereby the Company licensed certain of its page description technology, including its version of the PostScript page description language, to the customer. There was no outstanding contract receivable due to the Company as of June 30, 1996.

(c)  Inventories

      Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first- out) or market and consist of the following:

                                              MARCH 31, 1997    JUNE 30, 1996
Raw materials                                    $748,586          $493,660
Finished Goods                                    488,518           526,375
                                             ------------      ------------
                                               $1,237,104        $1,020,035

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(d)  Property and Equipment

      The Company records property and equipment at cost and provides for depreciation and amortization on a straight-line basis over the estimated useful lives of the assets, as follows:

                                  ESTIMATED
                                  USEFUL LIFE   MARCH 31 ,1997    JUNE 30, 1996
Asset Classification
Computer equipment                3-5 Years      $3,419,356       $2,525,394
Furniture and fixtures            3-7 Years       1,031,059          564,865
Machinery and equipment           3-5 Years         133,608           75,612
                                                 ----------       ----------
                                                  4,584,023        3,165,871
Accumulated depreciation and                      1,819,825          996,780
 amortization                                    $2,764,198      $ 2,169,091

(e)  Deferred Offering Costs

      As of June 30, 1996, the Company had capitalized approximately $926,000 in costs related to the Company's initial public offering. These costs were capitalized as deferred offering costs on the June 30, 1996 balance sheet and reclassified to stockholders' equity upon completion of the offering.

(f)  Noncash Investing and Financing Activities


                                             MARCH 31, 1997   MARCH 31, 1996


Supplemental disclosure of noncash
 transactions

Accretion of Preferred Stock Dividends                ---         $  395,632
                                              ===========        ===========
Conversion of Class A Convertible
Preferred Stock to Class B Common Stock               ---         $1,229,113
                                              ===========         ==========
Forgiveness of secured promissory
note payable to a stockholder                         ---         $  565,000
                                              ===========         ==========

Acquisition of property and equipment
under capital lease                            $  140,037         $  482,000
                                              ===========         ==========
Conversion of Class C Redeemable Convertible
Preferred Stock to Common Stock                $8,231,410                ---
                                              ===========         ==========

Conversion of Class A Convertible Preferred
Stock to Common Stock                          $3,606,658                ---
                                              ===========         ==========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(f) Noncash Investing and Financing Activities (cont.)


Conversion of Class A Common Stock
to Common Stock                              $   13,861                    ---

Conversion of Class B Common Stock
to Common Stock                              $    5,589                    ---
                                             ==========              =========

Acquisition of Property and Equipment
under Term Loans                                    ---              $ 329,500
                                             ==========              =========

Converted to Class C Redeemable Convertible Preferred Stock---
      Class B Redeemable Preferred Stock                      ---   $2,310,596
      Secured promissory notes payable to a stockholder       ---   $1,900,000
      Senior subordinated promissory notes payable to         ---   $  228,355
      stockholders

3.  ACQUISITION OF GCA  Gesellschaft Fur Computer-Anwendung mbH

      On February 21, 1997, the Company acquired GCA Gesellschaft fur Computer-Anwendung mbH (GCA). The Company paid $5,000,000 in cash related to the acquisition. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16, and accordingly, GCA's operating results from February 21, 1997 are included in the accompanying financial statements.

      In accordance with APB Opinion No. 16, the Company has allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, as described below, has been identified in an independent appraisal as intangible assets using proven valuation procedures and techniques, including approximately $5,400,000 of in-process research and development ("in-process R&D"). Acquired intangibles include the assembled workforce and goodwill of GCA. The intangible assets are being amortized over their estimated useful lives of 5 GCA years.

      The purchase price of $5,750,000, including direct acquisition costs, was allocated as follows:

              Current assets            $ 444,313
              Property and equipment       91,762
              Acquired intangibles        150,000
              In-process R&D            5,400,000
              Other assets                  9,098
              Goodwill                    200,000
              Liabilities assumed        (545,173)
                                       ----------
                                       $5,750,000
                                       ----------

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.  ACQUISITION OF GCA Gesellschaft Fur Computer-Anwendung mbH (CONT.)

      Unaudited pro forma operating results for the Company, assuming the acquisition of GCA occurred on July 1, 1995 are as follows:

                                           Year Ended
                                          June 30, 1996
          Net Sales                        $25,738,717
          Net Loss                         $(1,606,262)
          Net Loss per share               $     (0.19)


                                        Six Months Ended
                                        December 31,1996

          Net Sales                        $18,818,283
          Net Income                       $ 2,187,382
          Net Income per share             $      0.19


      For purposes of these pro forma operating results, the in-process R&D was assumed to have been written off prior to July 1, 1995, so that the operating results presented include only recurring costs.

4.  NEW ACCOUNTING STANDARD

      In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended June 30, 1998. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

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


OVERVIEW

      Xionics Document Technologies, Inc. (the Company) designs, develops and markets advanced embedded systems technology for use in mainstream office devices such as printers, copiers, scanners and multifunction devices. The Company derives its revenue primarily from sales of its printer software products, which include revenue from software licenses, royalties, engineering services and maintenance, and from sales of its image acceleration products. Software license revenue consists of the Company's charges for licensed source code, which generally includes initial non-refundable fees which are recognized as revenue upon the shipment of the source code, provided there are no significant vendor obligations. Royalty revenue is generally earned as a percentage of net revenue from unit sales by licensees of products that incorporate the Company's software, and is generally recognized as earned in the Company's financial statements in the quarter in which amounts due to the Company have been determined using estimates based upon historical payments. Engineering services revenue is reorganized as the services are perfomed and consists of fees paid for porting of the Company's software to customer-specific device controllers. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract which is typically twelve months.

RESULTS OF OPERATIONS

      Net revenue for the three months ended March 31, 1997 increased 48% to $9.8 million compared to $6.7 million for the three months ended March 31, 1996. Net revenue for the nine months ended March 31, 1997, increased 79% to $27.8 million compared to $15.5 million for the nine months ended March 31, 1996. The increases in both the three and nine month periods resulted primarily from growth in sales of the Company's printer software products, including approximately $3.8 million and $11.8 million, respectively, of revenue recognized under an amendment to its preexisting agreement with Hewlett-Packard Company ("HP") which was entered into in March 1996 (the "HP Agreement").

      Gross profit for the three months ended March 31, 1997 increased 55% to $7.8 million from $5.0 million for the three months ended March 31, 1996. Gross margin increased to 79% for the three months ended March 31, 1997 compared to 75% for the three months ended March 31, 1996. Gross profit for the nine months ended March 31, 1997 increased 97% to $22.1 million from $11.3 million for the nine months ended March 31, 1996. Gross margin increased to 80% for the nine months ended March 31, 1997 compared to 72% for the nine months ended March 31, 1996. The increases in both the three and nine month periods were attributable primarily to increased sales of higher margin Intelligent Peripheral System ("IPS") products and related engineering services, primarily related to the HP Agreement, partially offset by a reduction in gross margin attributable to the Company's image acceleration products.

      Research and development expenses increased by 72% to $3.9 million for the three months ended March 31, 1997 from $2.3 million for the three months ended March 31, 1996. Research and development expenses increased by 76% to $11.2 million for the nine months ended March 31, 1997 from $6.3 million for the nine months ended March 31, 1996. For both the three and nine month periods the higher expense level resulted primarily from increased expenditures relating to the Company's multifunction peripheral technology, which is currently in development. As a percentage of revenue, research and development expenses increased to 39% for the three months ended March 31, 1997 compared to 34% for the three months ended March 31, 1996 and decreased to 40% for the nine months ended March 31, 1997 compared to 41% for the nine months ended March 31, 1996. The declines in research and development expenses as a percentage of revenue were principally the result of higher revenue.

      Selling, general and administrative expenses remained relatively constant at $2.4 million for both the three months ended March 31, 1997 and March 31, 1996. Selling, general and administrative expenses decreased by 1% to $6.9 million for the nine months ended March 31, 1997 from $7.0 million for the nine months ended March 31, 1996. The decrease in selling, general and administrative expenses during the nine month comparative periods is primarily due to decreases in advertising, trade show and travel expenses relating to the Company's image acceleration products. As a percentage of revenue, selling, general and administrative expenses decreased to 24% and 25%, respectively, for the three and nine month periods ended March 31, 1997, compared to 36% and 45% for the three and nine month periods ended March 31, 1996. In addition to lower levels of expense for the comparable nine month periods, the decline in selling, general and administrative expenses as a percentage of revenue was also principally the result of higher revenue.

      During the three month period ended March 31, 1997, the Company completed the acquisition of GCA Gesellschaft fur Computer-Anwendung mbH (GCA), Freiberg, Germany, a developer of printer drivers for the worldwide multifunction/printer peripheral market. The Company acquired all of the outstanding shares of GCA for $5.0 million cash through its wholly-owned subsidiary Xionics Document Technologies GmbH, Dortmund, Germany. The purchase price of $5.7 million included $700,000 of direct costs including the accrual of amounts for terminating certain leases and the relocation of employees. The acquisition resulted in one-time charges of $5.4 million for in-process research and development costs.

      During the three and nine month periods ended March 31, 1997, net interest expense decreased by $64,000 and $140,000, respectively, or 98% and 62%, compared to the three and nine month periods ended March 31, 1996. This decrease resulted primarily from the reduction in bank lines of credit and note payable to a shareholder, which were completely paid down by December 31, 1996. Interest income and other income increased by $281,000 and $612,000, respectively, or 610% and 822%, during the three and nine month periods ended March 31, 1997, compared to the three and nine month periods ended March 31, 1996. Increases in interest income resulted primarily from increased cash balances as a result of receiving net proceeds from the Company's September 26, 1996 initial public offering.

      The Company recorded a $515,000 benefit for income taxes for the three month period ended March 31, 1997, primarily resulting from the recognition of a portion of the Company's deferred tax asset. The Company maintained a $38,000 net provision for income taxes for the nine month period ended
March 31, 1997. In addition to the anticipated tax effect of the GCA acquisition, the effective tax rate for the periods differs from the statutory rate primarily as a result of the utilization of a portion of net operating loss carry forwards. The Company did not provide for income taxes during the three and nine month periods ended March 31, 1996 due to the loss for the nine month period and the expected loss for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1997, the Company had cash and cash equivalents of $21.5 million compared to $2.8 million at June 30, 1996. This increase is primarily due to net proceeds resulting from the September 26, 1996 initial public offering, partially offset by $5.0 million used in the February 21, 1997 acquisition of GCA.

      At present, the Company has available a $4.0 million working capital revolving line of credit and a $2.0 million term loan facility with a bank, both of which are secured by substantially all assets of the Company. The working capital line of credit terminates on December 1, 1997, and no term loan will be made after June 30, 1997. Under the loan facilities, the Company is required to comply with certain restrictive covenants, which the Company was in compliance with as of March 31, 1997. The interest rate for the working capital line of credit is the bank's prime rate; the interest for the term loan facility is the bank's prime rate plus 0.5%. As of March 31, 1997, there were no outstanding borrowings under the working capital line of credit and term loan facility. Under the terms of the working capital and term loan facilities, the Company is prohibited from declaring or paying dividends on its Common Stock. While the Company may in the future use private or public placements of its securities as a source of liquidity, it has no present intention to do so.

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

                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

      During the quarter ended March 31, 1997, the Company issued 100,876 shares of unregistered common stock in reliance on exemptions available under Securities and Exchange Commission Rule 701, pursuant to the exercise of employee stock options granted under the Company's 1995 and 1996 Stock Option Plans (the "Plans") prior to the effectiveness of the Company's Registration Statement on Form S-1, declared effective September 26, 1996. The average exercise price for the shares issued was $.2729 and the total consideration received by the Company was $27,529 for the issuance of such shares.

ITEM 5.  OTHER INFORMATION

      On April 1, 1997, Peter J. Simone joined the Company as President and Chief Operating Officer, reporting directly to Robert E. Gilkes, Chairman and Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           11   Statement re: Computation of Per Share Earnings

           27   Financial Data Schedule

           99 Xionics Document Technologies, Inc. press release dated April 1, 1997, announcing appointment of Peter J. Simone as President and Chief Operating Officer

      (b)  Reports on Form 8-K

           On March 7, 1997, the Company filed a report on Form 8-K reporting its acquisition of GCA Gesellschaft fur Computer-Anwendung mbH through its German subsidiary, Xionics Document Technologies GmbH, on February 21, 1997. On May 6, 1997, the Company filed a further report on Form 8-K providing financial statements and pro forma financial statements of GCA and of the Company and GCA on a consolidated basis.

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


                               XIONICS DOCUMENT TECHNOLOGIES, INC.



NAME                                TITLE                        DATE
----                                -----                        ----
    /S/ ROBERT E. GILKES         Chairman of the Board of        May  14, 1997
-----------------------------    Directors and Chief Executive
      ROBERT E. GILKES           Officer


   /S/ GERARD T . FEENEY
-----------------------------
      GERARD T. FEENEY           Chief Financial Officer         May  14, 1997