Form 10-K405
period 1997-06-30
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1997-09-29
CIK 1014586

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934

                    For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

        For the transition period from                to

                        Commission file number: 0-20777

                      XIONICS DOCUMENT TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     04-3186685
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

              70 BLANCHARD ROAD
          BURLINGTON, MASSACHUSETTS                               01803
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

      Registrant's telephone number, including area code: (781) 229-7000 Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of September 8, 1997, was $124,013,918, based on the last sale price as reported by The Nasdaq Stock Market.

     As of September 8, 1997, there were 11,958,154 shares of the registrant's common stock issued and 11,734,091 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information from the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held December 8, 1997 is incorporated by reference in Part III of this Annual Report on Form 10-K.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

     Xionics Document Technologies, Inc. ("Xionics" or the "Company") designs, develops and markets advanced embedded systems technology for use in mainstream office devices such as printers, copiers and scanners. The Company offers integrated, modular software products, along with firmware and silicon technology products, that enable the high-speed capture, processing, printing, copying and display of complex electronic documents both locally and across networks. Xionics provides standards-based technology around which its customers can design, develop and market differentiated products in a timely manner.

     Currently, the Company markets both embedded systems software for printing peripherals (which may include traditional laser and inkjet printers as well as devices that perform other functions such as copying, faxing and scanning in addition to printing) and plug-in image accelerator boards for personal computers and peripherals. The Company's Intelligent Peripheral System(TM) ("IPS") software products allow printing peripherals to convert commands generated by a software application such as a word-processing program into marks on the printed page; IPS includes page description language software which is compatible with the industry's PostScript and PCL standards. IPS provides the Company's customers who are original equipment manufacturers ("OEMs") of printing peripherals with a number of key benefits including improved price/performance, reduced time and risk to market and architectural efficiencies. In addition to IPS, Xionics markets a family of scan, display and print accelerators. These products incorporate imaging technologies such as data compression/decompression, digital signal processing and digital image enhancement, and are used to accelerate the high-volume scanning, display and printing of business transaction records.

     Building on its core competencies in the areas of print and imaging and on its existing relationships with office device manufacturers, the Company is developing an expanded version of IPS into what it believes will be an advanced comprehensive solution that meets design requirements for higher-performance and cost-effective controllers for printing peripherals with multiple functions ("multifunction peripherals" or "MFPs").

     The Company was incorporated in Delaware on December 30, 1992 under the name Xionics International Holdings, Inc., although a predecessor to the Company was formed prior to 1985. In May 1995, the Company changed its name to Xionics Document Technologies, Inc. Unless the context otherwise requires, references herein to the "Company" refer to Xionics Document Technologies, Inc. and its wholly-owned subsidiaries. The Company's executive offices are at 70 Blanchard Road, Burlington, Massachusetts 01803. Its telephone number is 781-229-7000.

CORE TECHNOLOGIES AND PRODUCTS

     Core Technologies. Xionics offers integrated, modular software products, along with firmware and silicon technology products, that enable the high-speed capture, processing, printing, copying and display of complex electronic documents both locally and across networks. These products are licensed to major OEMs that incorporate Xionics' products in their printing peripherals sold to end users. The products incorporate relevant industry standards and include an applications programming interface ("API") that enables OEMs to create the applications and features necessary to differentiate their products in a competitive marketplace.

     Intelligent Peripheral System. The Intelligent Peripheral System consists of a modular, layered software system based on Xionics' dataflow architecture for providing processing and control of printing peripherals. The dataflow architecture permits the direction of multiple parallel data streams through a system of software-defined and hardware-executed pipelines. The central element is a real-time, multitasking core services system which controls conventional RISC processors in printer-only configurations. The Company's IPS-MFP offering, which is under development and now nearing completion, is oriented toward the processing needs of MFPs and will include an expanded core services system that will control the XipChip(TM) family of parallel image data processing ASICs being developed by the Company. The XipChip processor family is expected to provide the massive bandwidth required to drive advanced MFPs. XipChip 1.5, which is anticipated to be the first member of the XipChip family to be commercially released, is expected to ship in volume in an MFP in the first calendar quarter of 1998. There can, however, be no assurance that the Company's OEMs will be successful in implementing products incorporating IPS-MFP or XipChip, that unanticipated problems or delays in future development and production will not be encountered, or that, once completed, IPS-MFP or XipChip will meet their performance specifications under all conditions or for all anticipated applications.

     In addition, the Company is developing its IPS architecture to include functions that enable the use of printers and MFPs as peripherals attached to the World Wide Web and to corporate intranets.

     IPS, delivered as a series of software developer packages, includes an embedded applications layer for providing one or more of the four standard functions of print, scan, copy and fax. The embedded applications control the core services through the PeripheralPower API. OEMs may modify the applications provided with IPS or incorporate their own value-added applications through the PeripheralPower API interface and access to certain source code. A real-time operating system, customized by the Company for use in printing peripherals, is also provided as a key portion of the IPS architecture.

     IPS-PRINT. IPS-PRINT is a software developer package that contains page rendering application components and supporting embedded system service components needed to build printer controllers. The package includes Xionics' compatible implementations of software interpreters for the PostScript and PCL page description languages ("PDLs"). Each Xionics PDL interpreter can render color and Asian-font pages as well as standard monochrome output. IPS-PRINT includes a patented method for significantly reducing the amount of printer memory necessary for rendering complex pages. Xionics expects that its IPS-PRINT offering will be expanded to include a low-cost, low-memory, host-based GDI printing solution, to be known as the Xionics HIKARI Printing System, early in calendar year 1998.

     Sales of printer software products are generally based upon negotiated non-exclusive license agreements. Typical terms include a one-time source code license fee, royalties based on published prices for units sold by the OEM and non-recurring engineering fees.

     IPS-MFP Products Under Development. IPS-MFP is being developed as a software developer package that includes all of the components of IPS-PRINT plus additional components, including the Company's XipChip ASICs, that are being designed to allow OEMs to build high-performance, cost-effective controllers for multifunction peripheral devices. The additional software components being developed will include embedded applications for copy, scan and fax functions plus the extended core system services needed to support the concurrent operation of MFP applications. When completed, IPS-MFP is expected to include XipChannel, a built-in device driver system which, without modification, will permit existing single-function personal computer applications to work with MFP devices and to communicate with them through a single cable. IPS-MFP is being designed to include XipApp, an image and document management software development toolkit, that will allow OEMs to create their own MFP product extensions and enhancements.

     Device Drivers.  Through its acquisition of Gesellschaft fur
Computer-Anwendung mbH ("GCA") of Freiberg/Neckar, Germany, in February 1997, the Company obtained the capability to develop and sell printer driver software for popular personal computer operating systems. It also gained access to GCA's proprietary automated system for driver development.

     Document Imaging Products. In addition to IPS, Xionics markets a family of scan, display and print accelerators to providers of turnkey document imaging systems. These products incorporate imaging technologies such as data compression/decompression, digital image processing and digital image enhancement, and are used to accelerate the high-volume capture, display and printing of business transaction records in compressed form for applications such as credit card voucher clearing and check truncation.

     Xionics' family of Turbo, Lightning and PowerLightning scan accelerator boards plug into standard PC bus slots. They drive high performance dual-sided production scanners for converting scanned data to enhanced, network-resident image files for use in document imaging applications. These scan accelerator products range in list price from $940 to $5,665.

     Xionics' XipPrint II family of plug-in accelerators allows Hewlett-Packard printers to decompress, rotate and print complex image files at the full rated speed of the printer. This technology will also be built into the IPS-MFP product under development. The list prices of XipPrint II range from $795 to $995.

     Xionics' XipView family of display accelerators plug into standard PC bus slots and drive high resolution, large diagonal, fast refresh display devices. These products range in list price from $295 to $1,095.

     As of August 13, 1997, the Company acquired all of the outstanding shares of Seaport Imaging for $2,200,000, of which $1,100,000 was paid in cash at closing and the balance is evidenced by promissory notes. Seaport Imaging develops and manufactures scanner control board products and bar code recognition software. Xionics intends to integrate these products into its line of products addressing the document imaging market.

SALES AND MARKETING

     The Company markets and sells its products worldwide to OEMs, value-added resellers ("VARs") and distributors. The Company maintains separate sales forces for its Intelligent Peripheral System and document imaging product lines. As of September 2, 1997, the direct OEM sales force had a staff of 15 people, and the direct imaging sales force had a staff of 10 people. Both sales forces are distributed among the Company's headquarters in Burlington, Massachusetts and the additional sales offices in Tokyo, Japan, Freiberg/Neckar, Germany, San Jose, California and Maidenhead, England.

     OEM Sales. The Company seeks to enhance its relationships with existing OEM accounts and to obtain new customers through a dedicated account management program and through worldwide new business development efforts. Sales account executives each work with a limited number of OEM customers to focus on partnership building. Due to the technical nature of the Company's products, each account executive is assigned an applications engineer, who works with the customer's engineering team to promote the adoption of the Company's products. Additionally, senior Company executives are active participants in all significant OEM relationships. To support the Company's sales efforts, an active events marketing program is maintained with dedicated symposiums in the United States and Japan and trade show participation. In addition, the Company's marketing communications group manages public relations efforts, produces and distributes marketing and product support materials and maintains a World Wide Web site.

     Document Imaging Product Sales. The Company's document imaging products are primarily sold by distributors. The Company's sales force provides training, pricing and product information to distributors, and will also make direct customer calls to large volume purchasers. The sales force encourages independent software vendors and system integrators to support Xionics' products. Marketing activities include key trade show attendance, direct telephone response and selective advertising.

CUSTOMERS

     The Company's customers include OEMs that manufacture laser printers, copiers and scanners as well as distributors and VARs of document imaging products and certain direct imaging end users. As of September 8, 1997, the Company had licensed its products for office devices to over 38 OEMs, and had over 20 distributors of its document imaging products. For the fiscal year ended June 30, 1997, one customer, Hewlett-Packard Company, accounted for approximately 44% of the Company's net revenue.

     Since September 1994, the Company has had a significant relationship with Hewlett-Packard Company to supply printer software and related technology and support. For the three years ended June 30, 1997, 1996, and 1995, revenue from Hewlett-Packard accounted for approximately 44%, 30%, and 12%, respectively, of the Company's net revenue. The Company expects that revenue from its relationship with Hewlett-Packard will continue to represent a material percentage of the Company's total revenue for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In March 1996, the Company entered into an amendment of its preexisting agreement with Hewlett-Packard. Under the amended agreement (the "HP Agreement"), the Company licensed certain of its page description technology, including its version of the PostScript page description language, to Hewlett-Packard.

Payments under the HP Agreement include the Company's charges for source code access, engineering services, license rights and ongoing maintenance and support. Future payments under the HP Agreement are contingent upon the satisfaction of performance milestones by the Company. The Company has satisfied all such performance milestones. Hewlett-Packard has the right to terminate the HP Agreement upon a failure by the Company to comply with any of the provisions of the HP Agreement that is not cured within 30 days, and upon the commencement of certain bankruptcy or insolvency proceedings.

     Pursuant to the HP Agreement, the Company granted to Hewlett-Packard a right of first refusal if the Company proposes to enter into or participate in a "control transaction" with a third party. "Control transactions" include, among other things, certain mergers or consolidations, sales or exclusive licenses of certain assets or intellectual property of the Company, and sales of stock, share exchanges or other transactions that constitute a change in control of the Company. The right of first refusal expired on September 26, 1997.

     For the fiscal year ended June 30, 1997, Lexmark International Group, Inc. ("Lexmark") accounted for approximately 7% of the Company's net revenue. Lexmark has indicated that it is in the process of phasing out the use of the Company's software in Lexmark's printers. The Company believes that this will not have a material impact on future operating results.

     The Company provides ongoing maintenance and support of its products on a contract basis. Maintenance service includes updates of the licensed software and support is provided in the form of telephonic and electronic mail response to customer questions. Engineering services are available for a fee either on a project-specific or general as-needed basis.

RESEARCH AND DEVELOPMENT

     The Company's principal research and development activities are located at the Company's headquarters in Burlington, Massachusetts. As of September 2, 1997, the Company employed 122 software and hardware design engineers, project managers and support staff. The primary activities of these employees are new product development, enhancement of existing products, product testing and technical documentation development. A substantial majority of the Company's expenses for research and development are allocated to ongoing development of the Company's IPS printer software products and the enhanced systems technology for MFP products. A portion of the development staff is engaged in future technology development in such areas as Internet and corporate intranet applications, advanced color imaging and next-generation ASICs. The Company has developed significant tools and methodologies for the automation of testing, bug tracking and technical document management. The Company's total research and development expense for fiscal years 1997, 1996 and 1995 was $14.9 million, $10.0 million and $6.2 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development.

     Through Xionics Document Technologies GmbH ("Xionics GmbH"), a wholly owned subsidiary located in Dortmund, Germany, the Company has a dedicated ASIC design staff working to design the XipChip ASIC through version 2.0 thereof, as well as other future silicon technology. In 1995, the Company acquired this entity in order to gain access to the experience of its principal in the design, development and deployment of complex silicon technology to be used in products under development. The Company is participating in IBM Microelectronics' core-plus-ASIC program. Xionics and IBM Microelectronics are working jointly to produce, to Xionics' proprietary design, a family of microcontroller chips designed specifically for the processing needs of MFPs.

COMPETITION

     The market for the Company's products is highly competitive, and many of the Company's competitors have significantly more resources than the Company. Principal competitive factors include brand identity, features, price, performance, ease of integration, service and time to market.

     In the market for embedded printer system software, the Company has one primary competitor, Adobe Systems Incorporated, which has significantly greater resources than the Company. Adobe was the developer of the PostScript page description language, which acquired a significant brand name image. In 1996 Adobe announced that its largest customer for its page description language, Hewlett-Packard, will discontinue the use of Adobe PostScript in some of its future printer products. A few other competitors, including Peerless Systems Corporation, also exist in this area. In addition, certain large OEMs develop their own proprietary PDL components as an alternative to purchasing commercially available products such as those sold by the Company.

     The market for a comprehensive MFP controller solution is in the development stage. The Company has a number of potential competitors for its IPS-MFP product in development, many with significantly greater resources than the Company. Companies such as Peerless Systems Corporation and Electronics for Imaging, Inc. reportedly are or could be developing MFP systems solutions. The OEMs now in the market with MFP products have developed much of their base MFP technology internally, and the Company expects to continue to compete with these in-house development groups.

     The Company's document image acceleration products compete with similar products sold by a small number of competitors, notably Kofax Image Products.

INTELLECTUAL PROPERTY

     The Company possesses four United States patents. In addition to its patents, the Company also relies on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and license agreements for the protection of its intellectual property. The source code for the Company's products is protected as an unpublished work under the copyright laws as they currently exist. Despite these precautions unauthorized third parties may be able to copy or reverse-engineer all or portions of the Company's products.

     The Company believes that neither its existing products nor those under development infringe any existing patents. There can be no assurance, however, that the Company is aware of all patents that might be infringed by its products, or that third parties will not claim such infringement by the Company with respect to current or future products. If infringement is alleged, the Company may seek to obtain a license to use the subject technology. There can be no assurance that the necessary licenses will be available to the Company on acceptable terms, if at all, or that the Company would prevail in any related legal proceeding.

OPERATIONS

     The Company's operations consist primarily of materials planning and procurement, quality control and final product configuration and testing. The Company designs the significant hardware subassemblies for certain of its products and uses several independent third-party contract assembly companies to perform printed circuit board assembly. The Company configures and tests the hardware and software in combinations to meet a wide variety of customer requirements. For other products, independent third-party subcontractors perform complete turnkey manufacturing. In some cases, the Company also contracts for and manages the manufacturing of printed circuit boards on behalf of its OEM customers. The Company has an in-house software duplication facility which reproduces the Company's OEM software products on magnetic tape or other media for delivery to OEMs.

     The Company expects IBM Microelectronics to be its sole source of supply for its XipChip 1.5 ASIC. Although the Company believes it could develop other sources for this custom component, no alternative source currently exists, and identifying an alternative source and obtaining such components from the alternative source could take several months or longer.

EMPLOYEES

     As of September 2, 1997, Xionics had 195 full-time employees. The Company employs 122 people in product development, 31 in sales and marketing, 18 in manufacturing and operations, and 24 in accounting and administrative functions. The Company hires temporary employees on an as-needed basis to meet development goals. None of the employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES.

     The Company's principal administrative, sales, marketing, and research and development facility is located in a leased facility with approximately 62,000 square feet of space in Burlington, Massachusetts. On August 1, 1997, the Company extended the lease on this space through July 2002, and leased approximately 12,000 square feet of additional space in the same facility. Xionics' European sales activities are conducted from a leased facility in Maidenhead, England, and its Japanese sales activities are conducted from a leased office in Tokyo, Japan. The Company conducts certain of its research and development activities at a leased facility in Dortmund, Germany, and conducts some sales and development activities of its recently acquired subsidiary GCA at a leased facility in Freiberg/Neckar, Germany. The Company conducts the sales and development activities of its recently acquired subsidiary Seaport Imaging at a leased facility in San Jose, California. The Company believes that its facilities are adequate for its current needs and for its future needs at least through the end of its 2002 fiscal year.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings the outcome of which, in the opinion of management, is likely to have a material adverse effect on the Company's business, results of operations or financial condition, either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock began trading on The Nasdaq Stock Market on September 26, 1996 under the symbol "XION." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by Nasdaq, since the Common Stock commenced public trading:

                                                                            COMMON STOCK
                                                                          ----------------
                                                                           HIGH      LOW
                                                                          -------   ------
    QUARTERS ENDED:
    September 30, 1996..................................................  $ 15.00   $14.25
    December 31, 1996...................................................  $15.375   $12.00
    March 31, 1997......................................................  $ 22.25   $12.00
    June 30, 1997.......................................................  $ 17.50   $10.00

     On September 8, 1997, the last sale price of the Common Stock was $16.75.

STOCKHOLDERS

     As of September 8, 1997, there were approximately 79 stockholders of record and 11,734,091 outstanding shares of Common Stock. The Company believes there are in excess of 2,500 beneficial owners of the Company's Common Stock.

DIVIDENDS

     The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended June 30, 1997, the Company sold 928,214 shares of unregistered common stock in reliance on exemptions available under Securities and Exchange Commission Rule 701, pursuant to the exercise of employee stock options granted under the Company's 1995 and 1996 Stock Option Plans (the "Plans") prior to the effectiveness of the Company's registration statement on Form S-1, declared effective September 24, 1996. The average exercise price for the shares was $0.36, and the total consideration received by the Company for the sale of such shares was $334,217.

USE OF PROCEEDS

     A portion of the net proceeds of the Company's initial public offering of its common stock pursuant to its registration statement on Form S-1, declared effective September 24, 1996, have been used for repaying certain indebtedness and for the acquisition of complementary businesses, namely GCA and Seaport Imaging. A majority of the net proceeds remain invested in short-term, interest-bearing, investment-grade securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The Selected Consolidated Financial Data set forth below with respect to the Balance Sheet Data at June 30, 1996 and at June 30, 1997 and the Statement of Operations Data for each of the three years in the period ended June 30, 1997, have been derived from the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K that have been audited by Arthur Andersen L.L.P., independent certified public accountants, as indicated by their report thereon contained elsewhere herein. The Balance Sheet Data as of June 30, 1993, 1994, and 1995 has been derived from consolidated financial statements of the Company not included in this Form 10-K that have been audited by Arthur Andersen L.L.P., independent certified public accountants. The Statement of Operations Data for the fiscal year ended June 30, 1993 is derived from the Company's unaudited Consolidated Financial Statements not included herein. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                 YEAR ENDED JUNE 30,
                                                   -----------------------------------------------
                                                    1993      1994      1995      1996      1997
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue......................................  $ 8,691   $ 9,131   $15,577   $23,809   $37,800
Cost of revenue..................................    3,895     2,896     4,681     5,791     7,454
                                                   -------   -------   -------   -------   -------
Gross profit.....................................    4,796     6,235    10,896    18,018    30,346
Operating expenses:
     Research and development....................      958     1,308     6,235    10,037    14,945
     Selling, general and administrative.........    3,755     4,674     6,901     9,395     9,258
     Charge for purchased research and
       development...............................       --        --     3,492        --     5,400
                                                   -------   -------   -------   -------   -------
Income (loss) from operations....................       83       252    (5,733)   (1,414)      743
Other income (expense), net......................        5        (9)     (292)     (119)      852
                                                   -------   -------   -------   -------   -------
Income (loss) before provision for income
  taxes..........................................       88       243    (6,025)   (1,533)    1,595
Provision for income taxes.......................       --        --        --        --       743
                                                   -------   -------   -------   -------   -------
Net income (loss)................................  $    88   $   243   $(6,025)  $(1,533)  $   852
                                                   =======   =======   =======   =======   =======
Net income (loss) per common and common
  equivalent share...............................                                          $  0.07
                                                                                           =======
Weighted average number of common and common
  equivalent shares outstanding..................                                           12,106
                                                                                           =======

                                                                      JUNE 30,
                                                   -----------------------------------------------
                                                    1993      1994      1995      1996      1997
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................  $   408   $   851   $ 1,226   $ 2,116   $20,844
Working capital..................................     (508)     (493)      517       992    29,778
Total assets.....................................    1,808     2,639     7,179     9,905    42,599
Long-term debt, net of current maturities........      184        --     4,849     2,658        --
Redeemable preferred stock.......................    1,868     2,055     2,276     8,231        --
Stockholders' equity (deficit)...................   (2,235)   (2,177)   (5,377)   (6,570)   35,278

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the anticipated shipment date of products containing the Company's XipChip 1.5 ASIC and the development of and demand for the Company's future products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to various risks and uncertainties, including, without limitation: (i) the possibility of termination of the Company's relationship with Hewlett-Packard Company, from which the Company derives a significant portion of its revenue from the supply of software and related technology and support; (ii) the Company's dependence for its revenue upon the success of its customers in developing and selling their own products, which incorporate the Company's technology, to end users; (iii) the possible phasing out of the Company's royalty payments from Lexmark International Group, Inc.; (iv) the Company's dependence on its relationships with a relatively small number of significant customers; (v) the difficulties and risks associated with the development and timely introduction of new products, such as the Company's embedded technology for multifunction peripheral devices, and the market acceptance of those products; (vi) the difficulties and risks associated with competing in a market characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, and in which the market success of entities providing embedded software products for office devices has historically been largely determined by their success in becoming one of the industry's standards;
(vii) the Company's dependence for the success of its MFP-oriented products upon broad market acceptance of devices of this type, and upon its OEM customers' ability to develop and market MFPs that meet market demands for functionality, performance, speed, and network connectivity; (viii) the pressures of intense competition from the Company's competitors, including Adobe Systems Incorporated and others with significantly greater resources and name recognition than the Company; (ix) the possibility of increased competition from Adobe, in particular; and (x) the difficulties and risks associated with effective management of the Company's growth. In addition, the market price of the Company's common stock could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors and other events or factors. Further, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market price of the stock of many technology companies. These fluctuations, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Any and all forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

OVERVIEW

     Xionics Document Technologies, Inc. designs, develops and markets advanced embedded systems technology for use in mainstream office devices such as printers, copiers and scanners. The Company began in the late 1980's to develop and introduce new document imaging technology used to accelerate the high-volume capture, display and printing of business records. In October 1994, the Company acquired certain assets of the Peripherals Division of Phoenix Technologies Ltd. ("Phoenix"), including page description language interpreters, printer operating systems software, network connectivity solutions and other core printer technologies (the "Phoenix acquisition"). The Phoenix acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Approximately $3.5 million of the purchase price was allocated to the purchase of incomplete research and development projects and was charged to expense as of the Acquisition date. In February 1997, the Company acquired GCA Gesellschaft fur Computer-Anwendung mbH (GCA) for $5.0 million in cash (the "GCA acquisition"). The GCA acquisition was also accounted for as a purchase in accordance with APB Opinion No. 16. The Company allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price was identified in an independent appraisal as intangible assets using proven valuation procedures and techniques, including approximately $5.4 million of in-process research and development. Acquired intangibles include the assembled workforce of GCA and goodwill.

     The Company derives its revenue primarily from sales of its printer software products, which include revenue from software licenses, royalties, engineering services and maintenance, and from sales of its image acceleration products. Software license revenue consists of the Company's charges for licensed source code, which generally includes initial non-refundable fees which are recognized as revenue upon the shipment of the source code, provided there are no significant vendor obligations. Royalty revenue is generally earned as a percentage of net revenue from unit sales by licensees of products that incorporate the Company's software, and is generally recognized as earned in the Company's financial statements in the quarter in which amounts due to the Company have been determined using estimates based upon historical payments. Engineering services revenue is derived from fees paid for porting of the Company's software to customer-specific printer controllers. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract, which is typically twelve months.

     The Company generates a significant portion of its revenue from customers located outside of the United States. Such revenue accounted for 23.8%, 24.6% and 43.2% of the Company's net revenue for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The Company's export revenue is primarily denominated and collected in United States dollars.

     In March 1996, the Company entered into an amendment of its preexisting development and license agreement with Hewlett-Packard. Under the amended agreement (the "HP Agreement"), the Company licensed certain of its page description technology, including its version of the PostScript page description language, to Hewlett-Packard. Revenue from the HP Agreement will be recognized by the Company over three years using percentage of completion contract accounting. Such revenue accounted for 44.2% and 30.0% of the Company's net revenue for the fiscal years ended June 30, 1997 and 1996, respectively. Payments under the HP Agreement include the Company's charges for source code access, engineering services, license rights and ongoing maintenance and support. Hewlett-Packard has the right to terminate the HP Agreement upon a failure by the Company to comply with any of the provisions of the HP Agreement that is not cured within 30 days, and upon the commencement of certain bankruptcy or insolvency proceedings involving the Company.

     A substantial portion of the Company's operating expenses are related to research and development. In addition to expenses for the ongoing development of printer systems products, the Company has committed significant resources to the development of multifunction peripheral technology from which the Company does not expect to recognize any material revenue in the short term. The Company intends to continue to increase the amount of its research and development, and selling, general and administrative expenses.

     The Company had no provision for income taxes for fiscal 1995 or 1996 due to net losses incurred in those periods. In fiscal 1997, the Company recorded a tax provision of approximately $743,000. As of June 30, 1997, the Company had available net operating loss carryforwards of approximately $4.7 million for federal income tax reporting purposes. In addition, the Company had available net operating loss carryforwards of approximately $1.0 million for foreign income tax reporting purposes. These carryforwards may be used to offset future taxable income, if any.

RESULTS OF OPERATIONS

     The following table summarizes the Company's significant operating results as a percentage of net revenue for each of the periods indicated.

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                              1997        1996         1995
                                                              ----        ----         ----
    Net revenue.............................................  100.0%      100.0%      100.0%
    Cost of revenue.........................................   19.7        24.3        30.1
                                                              -----       -----       -----
    Gross profit............................................   80.3        75.7        69.9
    Operating expenses:
         Research and development...........................   39.5        42.2        40.0
         Selling, general and administrative................   24.5        39.5        44.3
         Charge for purchased research and development......   14.3          --        22.4
                                                              -----       -----       -----
    Income (loss) from operations...........................    2.0        (6.0)      (36.8)
    Other income (expense), net.............................    2.2        (0.5)       (1.9)
                                                              -----       -----       -----
    Income (loss) before provision for income taxes.........    4.2        (6.5)      (38.7)
    Provision for income taxes..............................    2.0          --          --
                                                              -----       -----       -----
    Net income (loss).......................................    2.2%       (6.5)%     (38.7)%
                                                              =====       =====       =====

FISCAL YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Revenue. Revenue increased 58.8% to $37.8 million for fiscal 1997 compared to $23.8 million for fiscal 1996. This increase resulted primarily from growth in sales of the Company's printer software products, including approximately $9.4 million of incremental revenue recognized under the HP Agreement, offset by a decline in revenues derived from the Company's image acceleration products.

     Gross Profit. Cost of revenue consists primarily of costs associated with components, subcontracted manufacturing, labor and overhead for quality assurance, warehousing and shipping of the Company's imaging products, and costs associated with non-recurring engineering services. In addition, cost of revenue includes amortization of acquired intangibles and the cost of providing services and maintenance. Gross profit increased 68.4% to $30.3 million for fiscal 1997 from $18.0 million for fiscal 1996. Gross margin increased to 80.3% for fiscal 1997 compared to 75.7% for fiscal 1996. These increases were attributable primarily to increased sales of higher-margin Intelligent Peripheral System ("IPS") products and related engineering services, primarily related to the HP Agreement, partially offset by a reduction in gross margin attributable to the Company's image acceleration products.

     Research and Development. Research and development expenses consist primarily of personnel costs, costs of engineering contractors and outside consultants, engineering supplies, computer equipment depreciation and overhead costs, all of which are associated with development of the Company's IPS, MFP and imaging technologies. Research and development expenses increased 48.9% to $14.9 million for fiscal 1997 from $10.0 million in fiscal 1996. The higher expense level resulted primarily from increased expenditures relating to the Company's MFP, PDL and color technologies, which are currently in development. As a percentage of revenue, research and development expenses decreased to 39.5% for fiscal 1997 from 42.2% for fiscal 1996.

     Selling, General and Administrative. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Selling, general and administrative expenses decreased 1.5% to $9.3 million for fiscal 1997 from $9.4 million in fiscal 1996. As a percentage of revenue, selling, general and administrative expenses decreased to 24.5% for fiscal 1997 from 39.5% for fiscal 1996.

     Charge for Purchased Research and Development. On February 21, 1997, the Company completed the acquisition of Gesellschaft fur Computer-Anwendung mbH
(GCA), Freiberg/Neckar, Germany, a leading developer of printer drivers for the worldwide multifunction and printer peripheral market (the GCA acquisition). The Company acquired all of the outstanding shares of GCA in a $5.0 million cash transaction through its wholly-owned subsidiary Xionics Document Technologies GmbH, Dortmund, Germany. The GCA acquisition resulted in a charge of $5.4 million for purchased in-process research and development costs. This amount represents the value of acquired in-process research and development projects as determined by an independent appraisal. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in the GCA acquisition has required substantial additional development by the Company.

     Other Income (Expense). Net interest expense decreased by 66.9% to $95,000 for fiscal 1997 from $287,000 for fiscal 1996. This decrease resulted primarily from the reduction in bank lines of credit and note payable to a shareholder, which were completely paid down by December 31, 1996. Interest income and other income increased by 465% to $949,000 for fiscal 1997 from $168,000 for fiscal 1996. The increases in interest income resulted primarily from increased cash balances as a result of receiving net proceeds from the Company's September 26, 1996 initial public offering.

FISCAL YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Revenue. Revenue increased 52.6% to $23.8 million for fiscal 1996 compared to $15.6 million for fiscal 1995. This increase resulted primarily from growth in sales of the Company's printer software products, including approximately $6.0 million of revenue recognized under the HP Agreement. In addition, revenue from sales of the Company's printer software products was included for the entire twelve month period ended June 30, 1996, compared to only nine months during fiscal 1995 because of the date of the Phoenix acquisition, accounting for an increase of approximately $2.4 million.

     Gross Profit. Cost of revenue consists primarily of costs associated with components, subcontracted manufacturing, labor and overhead for quality assurance, warehousing and shipping of the Company's imaging products, and costs associated with non-recurring engineering services. In addition, cost of revenue includes amortization of acquired intangibles and the cost of providing services and maintenance. Gross profit increased 65.1% to $18.0 million for fiscal 1996 from $10.9 million for fiscal 1995. Gross margin increased to 75.7% for fiscal 1996 compared to 69.9% for fiscal 1995. These increases were attributable primarily to increased sales of higher-margin Intelligent Peripheral System ("IPS") products and related engineering services, primarily related to the HP Agreement, partially offset by a reduction in gross margin attributable to the Company's image acceleration products. In addition, gross profit from sales of the Company's printer software products was included for the entire twelve month period ended June 30, 1996, compared to only nine months during fiscal 1995 because of the date of the Phoenix acquisition.

     Research and Development. Research and development expenses consist primarily of personnel costs, costs of engineering contractors and outside consultants, engineering supplies, computer equipment depreciation and overhead costs, all of which are associated with development of the Company's IPS, MFP and imaging technologies. Research and development expenses increased 61.3% to $10.0 million for fiscal 1996 from $6.2 million in fiscal 1995. The higher expense level resulted primarily from increased expenditures relating to the Company's MFP technology, which is currently in development, partially offset by a small reduction in expenditures relating to the Company's image acceleration products. In addition, research and development expenses for the Company's IPS products were included for the entire twelve month period ended June 30, 1996 compared to only nine months during fiscal 1995 because of the date of the Phoenix acquisition. As a percentage of revenue, research and development expenses increased to 42.2% for fiscal 1996 from 40.0% for fiscal 1995.

     Selling, General and Administrative. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Selling, general and administrative expenses increased 36.2% to $9.4 million for fiscal 1996 from $6.9 million in fiscal 1995. The higher expense level resulted primarily from increased staffing and additional expenses attributable to rent, overhead and professional fees. In addition, selling, general and administrative expenses for the Company's IPS products were included for the entire twelve month period ended June 30, 1996 compared to only nine months during fiscal 1995 because of the date of the Phoenix acquisition. As a percentage of revenue, selling, general and administrative expenses decreased to 39.5% for fiscal 1996 from 44.3% for fiscal 1995.

     Charge for Purchased Research and Development. Purchased research and development expense relating to the Phoenix acquisition totaled approximately $3.5 million and was charged to expense as of the Phoenix acquisition date. This expense represents the estimated fair value related to the incomplete research and development projects determined by independent appraisal. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in the Phoenix acquisition has required substantial additional development by the Company.

     Other Expense, Net. Other expense, net is comprised primarily of interest expense attributable to the interest payable on the Company's indebtedness, interest income earned on cash and cash equivalents, and gains and losses on foreign currency translation and transactions. Other expense, net decreased 59.2% to $119,000 for fiscal 1996 from $292,000 for fiscal 1995. This decrease resulted primarily from a decrease in interest expense and an increase in interest and other income.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had cash and cash equivalents of $20.8 million, an increase of $18.1 million from the $2.8 million of cash and cash equivalents at June 30, 1996. This increase is primarily due to the net proceeds from the September 26, 1996 initial public offering, partially offset by $5.0 million used in the February 21, 1997 acquisition of GCA.

     At present, the Company has available a $4.0 million working capital revolving line of credit and a $2.0 million term loan facility with a bank, both of which are secured by substantially all assets of the Company. The working capital line of credit terminates on December 1, 1997, and no borrowings under the term loan can be made after June 30, 1997. Under the loan facilities, the Company is required to comply with certain restrictive covenants, with which the Company was in compliance as of June 30, 1997. The interest rate for the working capital line of credit is the bank's prime rate; the interest for the term loan facility is the bank's prime rate plus 0.5%. As of June 30, 1997, there were no outstanding borrowings under the working capital line of credit or term loan facility. Under the terms of the working capital and term loan facilities, the Company is prohibited from declaring or paying dividends on its Common Stock. It is possible that the Company may in the future use private or public sales of its securities as a source of liquidity.

     The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations and available borrowings under its loan facilities, will be sufficient to finance the Company's operations for at least the next 12 months. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      XIONICS DOCUMENT TECHNOLOGIES, INC.

                INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  NUMBER
                ----------------------------------------------------                  ------
FINANCIAL STATEMENTS:
Report of Independent Public Accountants............................................    F-1
Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996...................    F-2
Consolidated Statements of Operations for the Fiscal Years Ended June 30, 1997,
  June 30, 1996, and June 30, 1995..................................................    F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the Fiscal Years Ended
  June 30, 1997, June 30, 1996 and June 30, 1995....................................    F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 1997,
  June 30, 1996 and June 30, 1995...................................................    F-7
Notes to Consolidated Financial Statements..........................................    F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the December 8, 1997 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the December 8, 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the December 8, 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Transactions" and "Executive Compensation" in the Company's Proxy Statement for the December 8, 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

ITEM 14(A)      The following documents are filed as part of this Annual Report on Form 10-K.
ITEM 14(A)(1)   See "Index to Consolidated Financial Statements and Supplementary Data" at
                Item 8. of this Annual Report on Form 10-K.
ITEM 14(A)(2)   Financial Statement Schedule Included in Part IV of this Annual Report on
                Form 10-K.
                Schedule II--Valuation and Qualifying Accounts
                Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

ITEM 14(A)(3)  EXHIBITS.

     The following exhibits are incorporated herein by reference:

EXHIBIT NUMBER                                      DESCRIPTION
--------------     -----------------------------------------------------------------------------
      3.1          Amended and Restated Certificate of Incorporation of the Registrant (filed as
                   Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated May 28,
                   1996,
                   File No. 333-4613)
      3.2          Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the
                   Company's Registration Statement on Form S-1 dated May 28, 1996,
                   File No. 333-4613)
      4.1          Specimen Certificate for shares of the Registrant's stock (filed as Exhibit
                   4.1 to the Company's Registration Statement on Form S-1 dated May 28, 1996,
                   File No. 333-4613)
     10.1          1996 Stock Option Plan and related form of stock option agreement (filed as
                   Exhibit 10.1 to the Company's Registration Statement on Form S-1 dated May
                   28, 1996,
                   File No. 333-4613)
     10.2          1995 Stock Option Plan and related form of stock option agreement (filed as
                   Exhibit 10.2 to the Company's Registration Statement on Form S-1 dated May
                   28, 1996,
                   File No. 333-4613)
     10.3          1993 Stock Option Plan and related form of stock option agreement (filed as
                   Exhibit 10.3 to the Company's Registration Statement on Form S-1 dated May
                   28, 1996,
                   File No. 333-4613)
     10.4          1996 Director Stock Option Plan (filed as Exhibit 10.4 to the Company's
                   Registration Statement on Form S-1 dated May 28, 1996, File No. 333-4613)
     10.5          1996 Employee Stock Purchase Plan (filed as Exhibit 10.5 to the Company's
                   Registration Statement on Form S-1 dated May 28, 1996, File No. 333-4613)
     10.6          Second Amended and Restated Shareholder Agreement, dated December 22, 1995
                   (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1
                   dated May 28, 1996, File No. 333-4613)
     10.7          Credit Agreement, dated September 25, 1995, between the Company and Fleet
                   Bank of Massachusetts, N.A. (filed as Exhibit 10.8 to the Company's
                   Registration Statement on Form S-1 dated May 28, 1996, File No. 333-4613)
     10.7.1        Modification of Credit Agreement, dated August 21, 1996, between the Company and Fleet National Bank ((filed as Exhibit 10.8.1 to the Company's
                   Registration Statement on Form S-1 dated May 28, 1996, File No. 333-4613)
     10.8          Computer Technology License Agreement between Phoenix Technologies Ltd. and
                   Hewlett-Packard Company for PhoenixPage Software Products dated September 30,
                   1994 as amended (including amended and restated Amendment No. 1 between the
                   Registrant and Hewlett-Packard, effective as of March 8, 1996) (filed as
                   Exhibit 10.10 to the Pre-effective Amendment No. 1 to the Company's
                   Registration Statement on Form S-1 dated June 7, 1996,
                   File No. 333-4613)

EXHIBIT NUMBER                                      DESCRIPTION
--------------                                      -----------
     10.9          Lease by and between the Registrant and E & F Realty Associates Limited
                   Partnership of Property at One Twenty Eight Corporate Center, 70 Blanchard
                   Road, Burlington, Massachusetts, dated November 29, 1994, including First
                   Amendment to Lease, dated August 9, 1995 (filed as Exhibit 10.11 to the
                   Company's Registration Statement on Form S-1 dated May 28, 1996, File No.
                   333-4613)
     10.10         Adobe Repurchase Agreement (together with related General Release
                   Agreements), dated May 17, 1996 (filed as Exhibit 10.12 to the Company's
                   Registration Statement on Form S-1 dated May 28, 1996, File No. 333-4613)
     10.11         Stock Option Agreement between the Company and Robert E. Gilkes (filed as
                   Exhibit 10.13 to the Company's Registration Statement on Form S-1 dated May
                   28, 1996,
                   File No. 333-4613)
     10.12         Form of Invention and Nondisclosure Agreement (filed as Exhibit 10.16 to the
                   Company's Registration Statement on Form S-1 dated May 28, 1996,
                   File No. 333-4613)
     99.1          Agreement for the Purchase of Shares, dated as of February 21, 1997, by and between the Company and Wilfried Welsch and Oliver Fohr (filed as Exhibit
                   99.1 to the Company's Current Report on Form 8-K filed March 7, 1997)

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT NUMBER   DESCRIPTION
--------------   -----------
     10.13       Second Amendment dated August 1, 1997 to Lease by and between the Company and E & F Realty Associates Limited Partnership of Property at One Twenty
                 Eight Corporate Center, 70 Blanchard Road, Burlington, Massachusetts dated
                 November 29, 1994.
     10.14       Securities Purchase Agreement between WaveMark Technologies, Inc. and the
                 Company dated June 20, 1997.
     10.15       Stock Option Agreements between the Company and Peter J. Simone dated June
                 27, 1997.
     11.1        Statement re Computation of Per Share Earnings
     21.1        Subsidiaries of the Registrant
     23.1        Consent of Arthur Andersen L.L.P.
     27          Financial Data Schedule

ITEM 14(B)  REPORTS ON FORM 8-K.

     On May 6, 1997, the Company filed a current report on Form 8-K which included the historic financial statements and pro forma combined financial statements and notes thereto of the Company in connection with the completion of the Company's acquisition of GCA.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, Commonwealth of Massachusetts, on this 15th day of September, 1997.

                                            XIONICS DOCUMENT TECHNOLOGIES, INC.

                                            By:    /s/ ROBERT E. GILKES
                                              ----------------------------------
                                                       ROBERT E. GILKES
                                                    CHAIRMAN OF THE BOARD
                                                 AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                SIGNATURE                               TITLE                      DATE
                ---------                               -----                      ----
          /s/  ROBERT E. GILKES               Chairman of the Board and     September 15, 1997
------------------------------------------    Chief Executive Officer
               ROBERT E. GILKES               (principal executive
                                              officer)

          /s/  PETER J. SIMONE                President and Chief           September 15, 1997
------------------------------------------    Operating Officer
               PETER J. SIMONE

         /s/  RICHARD A. D'AMORE              Director                      September 15, 1997
------------------------------------------
              RICHARD A. D'AMORE

          /s/  RONALD D. FISHER               Director                      September 15, 1997
------------------------------------------
               RONALD D. FISHER

           /s/  DAVID R. SKOK                 Director                      September 15, 1997
------------------------------------------
                DAVID R. SKOK

            /s/  PAUL R. LOW                  Director                      September 15, 1997
------------------------------------------
                 PAUL R. LOW

       /s/  THOMAS A. ST. GERMAIN             Director                      September 15, 1997
------------------------------------------
            THOMAS A. ST. GERMAIN

          /s/  GERARD T. FEENEY               Vice President-Finance,       September 15, 1997
------------------------------------------    Chief Financial Officer,
               GERARD T. FEENEY               and Treasurer (principal
                                              financial and accounting
                                              officer)

                                                                     SCHEDULE II

                      XIONICS DOCUMENT TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1995, 1996, AND 1997

                                                BALANCE,
                                              BEGINNING OF     CHARGED TO                     BALANCE,
     ALLOWANCE FOR DOUBTFUL ACCOUNTS:             YEAR          EXPENSE       WRITE-OFFS     END OF YEAR
     --------------------------------         ------------     ----------     ----------     -----------
              June 30, 1995                     $157,000        $ 63,000      $  (16,000)     $ 204,000
              June 30, 1996                      204,000         (23,000)        (41,000)       140,000
              June 30, 1997                      140,000          67,000         (88,000)       119,000

                                                BALANCE,
                                              BEGINNING OF     CHARGED TO                     BALANCE,
   INVENTORY RESERVE ACCOUNT ACTIVITY:            YEAR          EXPENSE       WRITE-OFFS     END OF YEAR
   -----------------------------------        ------------     ----------     ----------     -----------
              June 30, 1995                     $ 60,000        $172,000      $       --      $ 232,000
              June 30, 1996                      232,000         185,000          (8,000)       409,000
              June 30, 1997                      409,000         200,000        (395,000)       214,000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Xionics Document Technologies, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Xionics Document Technologies, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xionics Document Technologies, Inc. and subsidiaries as of June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



Boston, Massachusetts
July 28, 1997 (except with respect to the matter discussed in Note 11, as to which the date is August 13, 1997)

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   JUNE 30,
                                                                                         ----------------------------
                                                                                             1997            1996
                                                                                         -------------   ------------
                                                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................................  $  20,843,911   $  2,115,859
    Short-term investments.............................................................             --        644,613
    Accounts receivable, less reserves of approximately $119,000 and $140,000 at June
     30, 1997 and 1996.................................................................      5,445,913      2,398,033
    Contract receivable................................................................      7,411,288             --
    Inventories........................................................................      1,026,980      1,020,035
    Prepaid expenses and other current assets..........................................      1,370,908        398,264
                                                                                         -------------   ------------
        Total current assets...........................................................     36,099,000      6,576,804
                                                                                         -------------   ------------
PROPERTY AND EQUIPMENT, NET............................................................      2,836,669      2,169,091
                                                                                         -------------   ------------
DEFERRED OFFERING COSTS................................................................             --        926,439
DEFERRED TAX ASSET.....................................................................        930,000             --
ACQUIRED INTANGIBLES, NET OF ACCUMULATED AMORTIZATION OF APPROXIMATELY $782,000 AND
  $606,000 AT JUNE 30, 1997 AND 1996...................................................        420,833        194,167
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF APPROXIMATELY $450,000 AND $0 AT JUNE
  30, 1997 AND 1996....................................................................      2,312,611         38,000
                                                                                         -------------   ------------
                                                                                         $  42,599,113   $  9,904,501
                                                                                         =============   ============
                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Term loans, current portion........................................................  $          --   $    322,667
    Accounts payable...................................................................      1,965,055      1,988,470
    Other accrued expenses.............................................................      3,356,819      1,122,870
    Accrued payroll....................................................................        694,354        382,039
    Accrued offering costs.............................................................             --        400,000
    Deferred revenue...................................................................      1,305,033      1,368,833
                                                                                         -------------   ------------
        Total current liabilities......................................................      7,321,261      5,584,879
                                                                                         -------------   ------------
TERM LOANS, NET OF CURRENT PORTION.....................................................             --        564,166
                                                                                         -------------   ------------
SECURED PROMISSORY NOTE PAYABLE TO A STOCKHOLDER, NET OF CURRENT PORTION...............             --      2,094,000
                                                                                         -------------   ------------
COMMITMENTS (Note 8)
REDEEMABLE PREFERRED STOCK:
    Class C Redeemable Convertible Preferred Stock, $.01 par value-
     Authorized -- 2,779,615 shares Issued and outstanding -- none at June 30, 1997 and
     2,698,938 shares, stated at liquidation value, at June 30, 1996...................             --      8,231,410
STOCKHOLDERS' EQUITY (DEFICIT):
    Class A Convertible Preferred Stock, $.01 par value- Authorized -- 3,603,305 shares
     Issued and outstanding -- none at June 30, 1997 and 3,125,051 shares at June 30,
     1996..............................................................................             --      3,606,658
    Common Stock, Class A, $.01 par value- Authorized -- 20,000,000 shares
     Issued -- none at June 30, 1997 and 1,386,066 shares at June 30, 1996
     Outstanding -- none at June 30, 1997 and 1,161,755 shares at June 30, 1996........             --         13,861
    Common Stock, Class B, $.01 par value- Authorized -- 10,000,000 shares Issued and
     outstanding -- none at June 30, 1997 and 558,931 shares at June 30, 1996..........             --          5,589
    Common Stock, $.01 par value- Authorized -- 40,000,000 shares Issued -- 11,831,762 shares at June 30, 1997 and none at June 30, 1996 Outstanding -- 11,607,699 shares
     at June 30, 1997 and none at June 30, 1996........................................        118,317             --
    Additional paid-in capital.........................................................     45,815,462      1,312,381
    Accumulated deficit................................................................    (10,504,681)   (11,357,030)
    Treasury stock, at cost-224,063 shares of common stock and 224,311 shares of Class
     A Common Stock at June 30, 1997 and 1996, respectively............................       (151,246)      (151,413)
                                                                                         -------------   ------------
        Total stockholders' equity (deficit)...........................................     35,277,852     (6,569,954)
                                                                                         -------------   ------------
                                                                                         $  42,599,113   $  9,904,501
                                                                                         =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEARS ENDED JUNE 30,
                                                         ------------------------------------
                                                         1997            1996            1995
                                                         ----            ----            ----
Net revenue.........................................  $37,800,277     $23,809,322     $15,577,249
Cost of revenue.....................................    7,454,379       4,681,539       5,791,055
                                                      -----------     -----------     -----------
     Gross profit...................................   30,345,898      18,018,267      10,895,710
Operating expenses:
  Research and development..........................   14,945,536      10,037,240       6,235,034
  Selling, general and administrative...............    9,257,762       9,394,876       6,901,394
  Charge for purchased research and development.....    5,400,000              --       3,492,000
                                                      -----------     -----------     -----------
     Income (loss) from operations..................      742,600      (1,413,849)     (5,732,718)
Interest and other income (expense):
  Interest expense..................................      (95,462)       (286,613)       (312,881)
  Interest income...................................      956,402         163,686          35,789
  Other (expense) income............................       (8,001)          4,099         (15,115)
                                                      -----------     -----------     -----------
     Income (loss) before provision for income
       taxes........................................    1,595,539      (1,532,677)     (6,024,925)
     Provision for income taxes.....................      743,190              --              --
                                                      -----------     -----------     -----------
     Net income (loss)..............................  $   852,349     $(1,532,677)    $(6,024,925)
                                                      ===========     ===========     ===========
Net income (loss) per common and common equivalent
  share.............................................  $      0.07
                                                      ===========
Weighted average number of common and common
  equivalent shares outstanding.....................   12,106,324
                                                      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   REDEEMABLE PREFERRED STOCK
                                    ----------------------------------------------------------------------------------------
                                             CLASS B                   CLASS C REDEEMABLE                  CLASS D
                                            REDEEMABLE                    CONVERTIBLE                     REDEEMABLE
                                    --------------------------     --------------------------     --------------------------
                                    NUMBER OF      LIQUIDATION     NUMBER OF      LIQUIDATION     NUMBER OF      LIQUIDATION
                                      SHARES          VALUE          SHARES          VALUE          SHARES          VALUE
                                    ----------     -----------     ----------     -----------     ----------     -----------
BALANCE, JUNE 30, 1994............  1,867,877      $ 2,054,665            --      $        --            --      $        --
  Issuance of Class A Convertible
    Preferred Stock...............         --               --            --               --            --               --
  Accretion of Class B Redeemable
    Preferred Stock dividend......         --          221,162            --               --            --               --
  Net loss........................         --               --            --               --            --               --
                                    ----------     -----------     ----------     -----------     ----------     -----------
BALANCE, JUNE 30, 1995............  1,867,877        2,275,827            --               --            --               --
  Accretion of Class B Redeemable
    Preferred Stock dividend......         --           34,769            --               --            --               --
  Issuance of Class C Redeemable
    Convertible Preferred Stock,
    net of issuance costs of
    $25,651.......................  (1,867,877)     (2,310,596)    2,662,636        7,738,951            --               --
  Conversion of Class A
    Convertible Preferred Stock to
    Class B Common Stock..........         --               --            --               --            --               --
  Stock repurchase................         --               --            --               --            --               --
  Issuance of Class D Redeemable
    Preferred Stock...............         --               --            --               --     1,000,000        4,500,000
  Exercise of stock options.......         --               --            --               --            --               --
  Exercise of stock options,
    issued from treasury..........         --               --            --               --            --               --
  Issuance of treasury stock......         --               --            --               --            --               --
  Related party forgiveness of
    debt..........................         --               --            --               --            --               --
  Accretion of Class C Redeemable
    Convertible and Class D
    Redeemable Preferred Stock
    dividend......................         --               --            --          386,947            --           90,000
  Repurchase of Class D Preferred
    Stock.........................         --               --            --               --     (1,000,000)     (4,590,000)
  Noncash compensation charge.....         --               --            --               --            --               --
  Conversion of secured promissory
    notes payable to a stockholder
    to Class C Redeemable
    Convertible Preferred Stock...         --               --       116,979          340,000            --               --
  Conversion of Class C Redeemable
    Convertible Preferred Stock to
    Class B Common Stock..........         --               --       (80,677)        (234,488)           --               --
  Net loss........................         --               --            --               --            --               --
                                    ----------     -----------     ----------     -----------     ----------     -----------
BALANCE, JUNE 30, 1996............         --               --     2,698,938        8,231,410            --               --
  Exercise of stock options.......         --               --            --               --            --               --
  Exercise of stock options,
    issued from treasury..........         --               --            --               --            --               --
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................         --               --            --               --            --               --
  Tax benefit from exercise of
    incentive stock options.......         --               --            --               --            --               --
  Conversion of Preferred Stock to
    Common Stock..................         --               --     (2,698,938)     (8,231,410)           --               --
  Issuance of Common Stock from
    initial public offering, net
    of issuance costs of
    $926,439......................         --               --            --               --            --               --
  Net income......................         --               --            --               --            --               --
                                    ----------     -----------     ----------     -----------     ----------     -----------
BALANCE, JUNE 30, 1997............         --      $        --            --      $        --            --      $        --
                                    ==========     ===========     ==========     ===========     ==========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                                                           STOCKHOLDERS' EQUITY (DEFICIT)
                                                        --------------------------------------------------------------------
                                                                CLASS A
                                                              CONVERTIBLE               CLASS A               CLASS B
                                                            PREFERRED STOCK          COMMON STOCK           COMMON STOCK
                                                        -----------------------  ---------------------  --------------------
                                                          NUMBER    LIQUIDATION    NUMBER      $.01      NUMBER      $.01
                                                        OF SHARES      VALUE     OF SHARES   PAR VALUE  OF SHARES  PAR VALUE
                                                        ----------  -----------  ----------  ---------  ---------  ---------
BALANCE, JUNE 30, 1994................................   2,418,610    1,789,771   1,327,293    13,273         --         --
    Issuance of Class A Convertible Preferred Stock...   1,184,695    3,046,000          --        --         --         --
    Accretion of Class B Redeemable Preferred Stock
      dividend........................................          --           --          --        --         --         --
    Net loss..........................................          --           --          --        --         --         --
                                                        ----------  -----------  ----------  ---------  ---------  ---------
BALANCE, JUNE 30, 1995................................   3,603,305    4,835,771   1,327,293    13,273         --         --
    Accretion of Class B Redeemable Preferred Stock
      dividend........................................          --           --          --        --         --         --
    Issuance of Class C Redeemable Convertible
      Preferred Stock, net of issuance costs of
      $25,651.........................................          --           --          --        --         --         --
    Conversion of Class A Convertible Preferred Stock
      to Class B Common Stock.........................    (478,254)  (1,229,113)         --        --    478,254      4,783
    Stock repurchase..................................          --           --          --        --         --         --
    Issuance of Class D Redeemable Preferred Stock....          --           --          --        --         --         --
    Exercise of stock options.........................          --           --      58,773       588         --         --
    Exercise of stock options, issued from treasury...          --           --          --        --         --         --
    Issuance of treasury stock........................          --           --          --        --         --         --
    Related party forgiveness of debt.................          --           --          --        --         --         --
    Accretion of Class C Redeemable Convertible and
      Class D Redeemable Preferred Stock dividend.....          --           --          --        --         --         --
    Repurchase of Class D Redeemable Preferred
      Stock...........................................          --           --          --        --         --         --
    Noncash compensation charge.......................          --           --          --        --         --         --
    Conversion of secured promissory notes payable to
      a stockholder to Class C Redeemable Convertible
      Preferred Stock.................................          --           --          --        --         --         --
    Conversion of Class C Redeemable Convertible
      Preferred Stock to Class B Common Stock.........          --           --          --        --     80,677        806
    Net loss..........................................          --           --          --        --         --         --
                                                        ----------  -----------  ----------  ---------  ---------  ---------
BALANCE, JUNE 30, 1996................................   3,125,051    3,606,658   1,386,066    13,861    558,931      5,589
    Exercise of stock options.........................          --           --          --        --         --         --
    Exercise of stock options, issued from treasury...          --           --          --        --         --         --
    Issuance of Common Stock under Employee Stock
      Purchase Plan (ESPP)............................          --           --          --        --         --         --
    Tax benefit from exercise of incentive stock
      options.........................................          --           --          --        --         --         --
    Conversion of Preferred Stock to Common Stock.....  (3,125,051)  (3,606,658) (1,386,066)  (13,861)  (558,931)    (5,589)
    Issuance of Common Stock from initial public
      offering, net of issuance costs of $926,439.....          --           --          --        --         --         --
    Net income........................................          --           --          --        --         --         --
BALANCE, JUNE 30, 1997................................          --  $        --          --  $     --         --   $     --
                                                        ==========  ===========  ==========  =========  ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                                                    STOCKHOLDERS' EQUITY (DEFICIT)
                                         -------------------------------------------------------------------------------------
                                             COMMON STOCK                                     TREASURY STOCK         TOTAL
                                             ------------       ADDITIONAL                    --------------     STOCKHOLDERS'
                                           NUMBER      $.01       PAID-IN    ACCUMULATED    NUMBER                  EQUITY
                                         OF SHARES   PAR VALUE    CAPITAL      DEFICIT     OF SHARES    COST       (DEFICIT)
                                         ----------  ---------  -----------  ------------  ---------  ---------  -------------
BALANCE, JUNE 30, 1994..................         --        --      (180,325)  (3,799,428)        --          --    (2,176,709)
    Issuance of Class A Convertible
      Preferred Stock...................         --        --            --           --         --          --     3,046,000
    Accretion of Class B Redeemable
      Preferred Stock dividend..........         --        --      (221,162)          --         --          --      (221,162)
    Net loss............................         --        --            --   (6,024,925)        --          --    (6,024,925)
                                         ----------  ---------  -----------  ------------  ---------  ---------   -----------
BALANCE, JUNE 30, 1995..................         --        --      (401,487)  (9,824,353)        --          --    (5,376,796)
    Accretion of Class B Redeemable
      Preferred Stock dividend..........         --        --       (34,769)          --         --          --       (34,769)
    Issuance of Class C Redeemable
      Convertible Preferred Stock, net
      of issuance costs of $25,651......         --        --       (25,651)          --         --          --       (25,651)
    Conversion of Class A Convertible
      Preferred Stock to Class B Common
      Stock.............................         --        --     1,224,330           --         --          --            --
    Stock repurchase....................         --        --            --           --    370,370    (250,000)     (250,000)
    Issuance of Class D Redeemable
      Preferred Stock...................         --        --            --           --         --          --            --
    Exercise of stock options...........         --        --        11,169           --         --          --        11,757
    Exercise of stock options, issued
      from treasury.....................         --        --       (54,946)          --   (116,429)     78,587        23,641
    Issuance of treasury stock..........         --        --            --           --    (29,630)     20,000        20,000
    Related party forgiveness of debt...         --        --       565,000           --         --          --       565,000
    Accretion of Class C Redeemable
      Convertible and Class D Redeemable
      Preferred Stock dividend..........         --        --      (476,947)          --         --          --      (476,947)
    Repurchase of Class D Redeemable
      Preferred Stock...................         --        --        90,000           --         --          --        90,000
    Noncash compensation charge.........         --        --       182,000           --         --          --       182,000
    Conversion of secured promissory
      notes payable to a stockholder to
      Class C Redeemable Convertible
      Preferred Stock...................         --        --            --           --         --          --            --
    Conversion of Class C Redeemable
      Convertible Preferred Stock to
      Class B Common Stock..............         --        --       233,682           --         --          --       234,488
    Net loss............................         --        --            --   (1,532,677)        --          --    (1,532,677)
                                         ----------  ---------  -----------  ------------  ---------  ---------   -----------
BALANCE, JUNE 30, 1996..................         --        --     1,312,381  (11,357,030)   224,311    (151,413)  $(6,569,954)
    Exercise of stock options...........  1,182,227    11,822       397,605           --         --          --       409,427
    Exercise of stock options, issued
      from treasury.....................         --        --          (117)          --       (248)        167            50
    Issuance of Common Stock under
      Employee Stock Purchase Plan
      (ESPP)............................      5,549        55        69,515           --         --          --        69,570
    Tax benefit from exercise of
      incentive stock options...........         --        --     1,600,000           --         --          --     1,600,000
    Conversion of Preferred Stock to
      Common Stock......................  7,768,986    77,690    11,779,828           --         --          --     8,231,410
    Issuance of Common Stock from
      initial public offering, net of
      issuance costs of $926,439........  2,875,000    28,750    30,656,250           --         --          --    30,685,000
    Net income..........................         --        --            --      852,349         --          --       852,349
BALANCE, JUNE 30, 1997.................. 11,831,762  $118,317   $45,815,462  $(10,504,681)  224,063   $(151,246)  $35,277,852
                                         ==========  =========  ===========  ============  ========   =========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED JUNE 30,
                                                                       --------------------------------
                                                                       1997          1996          1995
                                                                       ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss).............................................  $   852,349   $(1,532,677)  $(6,024,925)
    Adjustments to reconcile net income (loss) to net cash (used
      in) provided by operating activities:
      Charge for purchased research and development...............    5,400,000            --     3,492,000
      Depreciation and amortization...............................    1,473,537       782,390       408,030
      Noncash compensation charge.................................           --       182,000            --
      Deferred taxes..............................................     (930,000)           --            --
      Tax benefit from exercise of incentive stock options........    1,600,000            --            --
      Loss on disposal of property and equipment..................       22,712            --        10,429
      Changes in assets and liabilities-
         Accounts receivable......................................   (3,047,880)    1,136,371       203,032
         Contract receivable......................................   (7,411,288)           --            --
         Inventories..............................................       (6,945)     (111,996)     (720,087)
         Prepaid expenses and other current assets................     (972,644)     (119,542)     (176,912)
         Accounts payable.........................................      (23,415)      201,638     1,017,315
         Other accrued expenses...................................    2,233,949      (113,892)      199,949
         Accrued payroll..........................................      312,315        36,612       140,107
         Deferred revenue.........................................      (63,800)     (114,340)      982,961
                                                                    -----------   -----------   -----------
             Net cash (used in) provided by operating
               activities.........................................     (561,110)      346,564      (468,101)
                                                                    -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments.................      644,613      (644,613)           --
    Increase in other assets......................................   (2,475,000)         (500)      (37,500)
    Net cash acquired in connection with the Peripherals Division
      acquisition.................................................           --            --       197,000
    Purchase of GCA, net of cash acquired and acquisition costs
      paid........................................................   (5,205,475)           --            --
    Proceeds from sale of property and equipment..................           --            --        23,866
    Purchases of property and equipment...........................   (1,458,190)     (984,097)     (419,018)
                                                                    -----------   -----------   -----------
             Net cash used in investing activities................   (8,494,052)   (1,629,210)     (235,652)
                                                                    -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Class A Convertible Preferred Stock...............           --            --       750,000
    Issuance of Class C Redeemable Convertible Preferred Stock,
      net of issuance costs.......................................           --     3,274,349            --
    Issuance of Class D Redeemable Preferred Stock................           --     4,500,000            --
    Issuance of treasury stock....................................           50        20,000            --
    Repayment of term loans.......................................     (886,833)      (81,167)           --
    Repayments of senior subordinated promissory notes payable to
      stockholders................................................           --            --       (20,759)
    Borrowings (repayments) of secured promissory notes payable to
      stockholder.................................................   (2,094,000)     (300,000)      350,000
    Stock repurchase..............................................           --      (250,000)           --
    Repurchase of Class D Redeemable Preferred....................           --    (4,500,000)           --
    Stock Proceeds from exercise of stock options.................      409,427        35,398            --
    Proceeds from employee stock purchase plan....................       69,570            --            --
    Sale of Common Stock, net of issuance costs...................   30,685,000            --            --
    Deferred offering costs.......................................     (400,000)     (526,439)           --
                                                                    -----------   -----------   -----------
             Net cash provided by financing activities............   27,783,214     2,172,141     1,079,241
                                                                    -----------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........................   18,728,052       889,495       375,488
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................    2,115,859     1,226,364       850,876
                                                                    -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................  $20,843,911   $ 2,115,859   $ 1,226,364
                                                                    ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Xionics Document Technologies, Inc. and subsidiaries (the Company) designs, develops and markets advanced embedded systems technology for use in mainstream office devices such as printers, copiers, fax machines and scanners. The Company's products enable the high-speed capture, processing, printing, copying and display of complex electronic documents, both locally and across networks.

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the notes to consolidated financial statements.

  (a)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Xionics Holdings Limited (Limited), Xionics Document Technologies GmbH, Xionics Kabushiki Kaisha, and Xionics Securities Corporation. Xionics International Limited (Xionics UK) is a wholly owned subsidiary of Limited. Xionics Gescheftsfuhrungs GmbH and Xionics GmbH & Co. KG are wholly owned subsidiaries of Xionics Document Technologies GmbH. All material intercompany accounts and transactions of the consolidated companies have been eliminated in consolidation.

  (b)  Revenue Recognition

     Net revenue includes software license fees, hardware products, services, software maintenance and royalty revenue. Revenue from software and hardware product sales is recognized upon shipment of the product to customers, provided that there are no significant obligations remaining and collectibility of the revenue is probable. The Company provides for estimated hardware product returns upon shipment of the hardware products. The Company recognizes revenue from software license fees, services and maintenance in accordance with the provisions of the American Institute of Certified Public Accountants, Statement of Position No. 91-1 (SOP 91-1), Software Revenue Recognition. Revenue from software maintenance contracts is recognized ratably as it is earned over the term of the contract, generally one year. Unearned software maintenance revenue is included in deferred revenue. In addition, deferred revenue includes certain prepaid royalties and advanced billings under software development contracts for services not yet performed. Service revenue and royalty revenue are recognized as the service is performed and the royalty earned. Non-refundable royalty revenue is recognized over the shorter of the estimated period of customer shipments or one year. The Company recognizes revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting based on the ratio of hours incurred to the total estimated hours for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become probable. There were no contract loss provisions at June 30, 1997 or 1996.

  (c)  Warranty Cost

     The Company provides a one-year warranty with the sale of its hardware products. The Company estimates and accrues for the costs of providing these warranties upon shipment of the products.

  (d)  Research and Development Costs

     Research and development costs are charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (e)  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of investments in investment grade commercial paper.

  (f)  Inventories

     Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                     JUNE 30,
                                                                 -----------------
                                                                 1997         1996
                                                                 ----         ----
          Raw materials.....................................  $  523,295   $  493,660
          Finished goods....................................     503,685      526,375
                                                              ----------   ----------
                                                              $1,026,980   $1,020,035
                                                              ==========   ==========

  (g)  Property and Equipment

     The Company records property and equipment at cost and provides for depreciation and amortization on a straight-line basis over the estimated useful lives of the assets, as follows:

                                                      ESTIMATED             JUNE 30,
                                                        USEFUL      -------------------------
                  ASSET CLASSIFICATION                   LIFE          1997           1996
                  --------------------                ----------    ----------     ----------
    Computer equipment..............................  3-5 years     $3,284,246     $2,525,394
    Furniture and fixtures..........................  3-7 years      1,057,440        564,865
    Machinery and equipment.........................  3-5 years        306,983         75,612
                                                                    ----------     ----------
                                                                     4,648,669      3,165,871
    Less -- Accumulated depreciation and
      amortization..................................                 1,812,000        996,780
                                                                    ----------     ----------
                                                                    $2,836,669     $2,169,091
                                                                    ==========     ==========

  (h)  Foreign Currency Translation

     The Company follows the translation principles established by SFAS No. 52, Foreign Currency Translation. Changes in exchange rate gains and losses relating to the remeasurement of financial statements of the Company's subsidiaries, whose functional currency is the U.S. dollar, are immaterial for all periods presented and are included in other income (expense).

  (i)  Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash and cash equivalent balances with one financial institution. The Company's accounts receivable credit risk is not concentrated within any geographic area. As of June 30, 1997, one customer accounted for approximately 11% of accounts receivable.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following summarizes significant customers:

                                                              NUMBER OF    PERCENTAGE OF
                                                              CUSTOMERS    NET REVENUES
                                                              ----------   -------------
          Fiscal year ended-
               June 30, 1995................................    1               12.3%
               June 30, 1996................................    1               30.0%
               June 30, 1997................................    1               44.2%

  (j)  Net (Loss) Income per Common and Common Equivalent Share

     For the year ended June 30, 1997, net income per common and common equivalent share was computed using the weighted average number of common and common equivalent shares outstanding during the period in accordance with the treasury stock method. Net loss per common and common equivalent share has not been presented for the year ended June 30, 1996 and 1995 as the information is not considered to be relevant or meaningful.

  (k)  Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (l)  Postretirement Benefits

     The Company has no obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as it does not currently offer such benefits.

  (m) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

     The Company assesses the realizability of intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of. SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

  (n)  Stock Compensation Plans

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), in accounting for stock option activity for employees and directors. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (see Note 8(c)).

  (o)  New Accounting Standards

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended June 30, 1998. In addition, the Company believes that the adoption of SFAS No. 128 will result in disclosure of basic earnings per share which will be materially different from the net income per share presented in fiscal 1997.

  (p)  Noncash Investing and Financing Activities

     The following table summarizes the supplemental disclosure of the noncash transactions for the years indicated.

                                                                      FOR THE YEARS ENDED JUNE 30,
                                                                    -------------------------------
                                                                    1997          1996         1995
                                                                    ----          ----         ----
    SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
     In connection with the initial public offering of Common
     Stock (Note 8(a)), the following were converted to Common
     Stock-
      Class B Common Stock.....................................  $     5,589   $       --   $        --
                                                                 ===========   ==========   ===========
      Class A Common Stock.....................................  $    13,861   $       --   $        --
                                                                 ===========   ==========   ===========
      Class A Convertible Preferred Stock......................  $ 3,606,658   $       --   $        --
                                                                 ===========   ==========   ===========
      Class C Redeemable Convertible Preferred Stock...........  $ 8,231,410   $       --   $        --
                                                                 ===========   ==========   ===========
          Total noncash conversion.............................  $11,857,518   $       --   $        --
                                                                 ===========   ==========   ===========
      Accretion of Preferred Stock dividends...................  $        --   $  421,716   $   221,162
                                                                 ===========   ==========   ===========
      Conversion of Class A Convertible Preferred Stock to
        Class B Common Stock...................................  $        --   $1,229,113   $        --
                                                                 ===========   ==========   ===========
      Conversion of Class C Redeemable Convertible Preferred
        Stock to Class B Common Stock..........................  $        --   $  234,488   $        --
                                                                 ===========   ==========   ===========
      Related party forgiveness of debt........................  $        --   $  565,000   $        --
                                                                 ===========   ==========   ===========
      Acquisition of property and equipment under term loans...  $        --   $  968,000   $        --
                                                                 ===========   ==========   ===========
      Conversion of secured promissory notes payable to a
        stockholder to Class C Redeemable Convertible Preferred
        Stock..................................................  $        --   $  340,000   $        --
                                                                 ===========   ==========   ===========
     In connection with the issuance of Class C Redeemable
     Convertible Preferred Stock, the following were converted
     to Class C Redeemable Convertible Preferred Stock-
        Class B Redeemable Preferred Stock.....................  $        --   $2,310,596   $        --
        Secured promissory notes payable to a stockholder......           --    1,900,000            --
        Senior subordinated promissory notes payable to
          stockholders.........................................           --      228,355            --
                                                                 -----------   ----------   -----------
          Total noncash conversion.............................  $        --   $4,438,951   $        --
                                                                 ===========   ==========   ===========
     In connection with the acquisition of Peripherals Division in fiscal 1995 (Note 2), the following noncash
     transactions occurred-
        Fair value of assets acquired..........................  $        --   $       --   $(6,948,000)
        Issuance of Class A Convertible Preferred Stock........           --           --     2,296,000
        Issuance of secured promissory notes payable to a
          stockholder..........................................           --           --     4,849,000
                                                                 -----------   ----------   -----------
          Cash acquired, net of $53,000 paid for direct costs
             of acquisition....................................  $        --   $       --   $   197,000
                                                                 ===========   ==========   ===========
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest...................................  $   135,631   $  236,297   $   185,320
                                                                 ===========   ==========   ===========
      Cash paid for income taxes...............................  $   910,097   $   14,580   $     5,955
                                                                 ===========   ==========   ===========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (q)  Other Assets

     Other assets consist principally of purchased technology and prepaid royalties. The amounts related to purchased technology are for proven software technologies that have achieved technological feasibility at the date of acquisition. These technologies are being incorporated in various products under development by the Company. These amounts are being amortized over the greater of their estimated lives or the expected revenue stream of the product. Prepaid royalties represent advance payments made by the Company to incorporate certain technologies in the Company's products. These amounts are being amortized over the time of expected revenue from the products.

(2)  ACQUISITION OF THE PERIPHERALS DIVISION

     In October 1994, the Company acquired the Peripherals Division of Phoenix Technologies Ltd. (Phoenix). This acquisition was accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations. To fund the purchase, the Company issued a $4,849,000 secured promissory note payable to Phoenix, with principal payable quarterly, as defined, beginning in January 1997. Interest was at an annual rate of 8%, payable quarterly, beginning in January 1995. The note was paid in full during fiscal 1997. In addition, the Company issued 892,986 shares of Class A Convertible Preferred Stock to Phoenix, valued at $2.57 per share, representing approximately 15% of the fully diluted Common Stock of the Company at that time. In addition to this acquisition, the Company simultaneously sold to Phoenix, in a separate sale of stock, 291,709 shares of Class A Convertible Preferred Stock at $2.57 per share for total proceeds of $750,000, representing an additional approximate 4.9% of the fully diluted Common Stock of the Company at that time. The aggregate purchase price of approximately $7,198,000 (which consisted of a $4,849,000 note payable, $2,296,000 of stock and $53,000 of direct acquisition costs) was allocated based on the fair value of the tangible and intangible assets acquired as follows:

          Cash.........................................................  $  250,000
          Current assets...............................................   2,610,000
          Property and equipment.......................................      46,000
          Acquired intangibles.........................................     800,000
          Purchased incomplete research and development................   3,492,000
                                                                         ----------
                                                                         $7,198,000
                                                                         ==========

     In connection with the purchase price allocation, the Company obtained an independent appraisal of the intangible assets acquired. The Company did not acquire any liabilities in connection with this asset acquisition. Acquired intangibles include acquired technology, consisting of acquired software source code, royalty agreements and an assembled work force. These intangibles are being amortized over their estimated useful lives of 15 to 84 months. The portion of the purchase price allocated to the purchased incomplete research and development projects that had not yet reached technological feasibility and did not have a future alternative use, totaling $3,492,000, was charged to expense as of the acquisition date.

(3)  ACQUISITION OF GCA

     On February 21, 1997, the Company acquired GCA Gesellschaft fur Computer-Anwendung mbH (GCA). The Company paid $5,000,000 in cash for the outstanding stock of GCA. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16, and accordingly, GCA's operating results from February 21, 1997 are included in the accompanying consolidated statement of operations. In accordance with APB Opinion No. 16, the Company has allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, as described below, has been identified as in-process research and development ("In-process R&D") in an independent appraisal using proven valuation procedures and techniques. The portion of the purchase price allocated to the In-process R&D projects that had not yet reached technological feasibility and did not have a future alternative

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

use, totaling $5,400,000 was charged to expense as of the acquisition date. Acquired intangibles include the assembled workforce of GCA and goodwill. The intangible assets are being amortized over their estimated useful lives of 5 years.

     The purchase price of $5,750,000, including direct acquisition costs, was allocated as follows:

          Current assets...............................................  $  444,313
          Property and equipment.......................................      91,762
          Acquired intangibles.........................................     150,000
          In-process R&D...............................................   5,400,000
          Other assets.................................................       9,098
          Goodwill.....................................................     200,000
          Liabilities assumed..........................................    (545,173)
                                                                         ----------
                                                                         $5,750,000
                                                                         ----------

     Unaudited pro forma operating results for the Company, assuming the acquisition of GCA occurred on July 1, 1995 are as follows:

                                                             YEAR ENDED      YEAR ENDED
                                                            JUNE 30, 1997   JUNE 30, 1996
                                                            -------------   -------------
          Net Revenue.....................................   $ 38,851,704    $ 25,738,717
          Net Income (Loss)...............................        676,134      (1,606,162)
          Net Income (Loss) per share.....................   $       0.06    $      (0.20)

     For purposes of these pro forma operating results, the in-process R&D was assumed to have been written off prior to July 1, 1995, so that the operating results presented include only recurring costs.

(4)  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

     The components of the provision for income taxes for the year ended June 30, 1997 is as follows:

          Current:
               Federal...................................................  $     --
               State.....................................................    18,000
               Foreign...................................................    44,000
          Deferred:
               Federal...................................................  $579,000
               State.....................................................   102,190
                                                                           --------
          Total provision for income taxes...............................  $743,190
                                                                           ========

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

          Tax at statutory rate.......................................  $   543,000
          State taxes, net of federal benefit.........................      100,000
          Higher foreign tax rate.....................................       18,000
          Utilization of federal and foreign net operating loss
            carryforwards.............................................   (1,459,000)
          Increase in valuation allowance and other, net..............    1,541,190
                                                                        -----------
          Tax provision...............................................  $   743,190
                                                                        ===========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of the components of deferred income tax assets and the valuation allowance are as follows:

                                                                          JUNE 30,
                                                                     ------------------
                                                                     1997          1996
                                                                     ----          ----
    Deferred Tax Assets--
         Domestic net operating loss carryforwards..............  $ 1,896,298   $ 1,203,600
         Foreign net operating loss carryforwards...............      490,585       401,200
         Temporary differences--
              Intangible and acquired incomplete research and
                development related to the Phoenix
                acquisition.....................................    1,099,218     1,430,382
              Intangible and acquired incomplete research and
                development related to the GCA acquisition......    2,016,000            --
              Allowance for doubtful accounts...................       22,425        29,241
              Inventory valuation allowance.....................       85,466       163,550
              Allowance for sales returns.......................       92,000        80,000
              Other temporary differences.......................      349,058       170,140
                                                                  -----------   -----------
                   Total gross deferred tax asset...............    6,051,050     3,478,113
    Less--Valuation allowance...................................   (5,121,050)   (3,478,113)
                   Net deferred tax asset.......................  $   930,000   $        --
                                                                  ===========   ===========

     The Company has recorded a deferred tax asset for that portion for which it is "more likely than not" that it will receive benefit in the future. The Company has placed a significant valuation against the remaining net deferred assets totaling approximately $5,100,000. If realized, approximately $1,900,000 of this amount will be credited to Paid in Capital since these amounts were generated from the utilization of disqualifying dispositions related to the exercise of incentive stock options.

(5)  SECURED PROMISSORY NOTES PAYABLE TO A STOCKHOLDER

     On August 25, 1995, the Company issued a $3,299,000 secured promissory note payable to Phoenix. On January 1, 1996, the note was canceled and a new secured promissory note payable to Phoenix was entered into by the Company for $2,734,000. The Company reduced the principal with Phoenix (a related party) by $565,000 and recorded the reduction as additional paid-in capital. Interest was payable quarterly at an annual rate of 8%. On May 9, 1996, Phoenix converted $340,000 of principal into 116,979 shares of Class C Redeemable Convertible Preferred Stock. In addition, on May 28, 1996, the Company paid $300,000 of principal to Phoenix. This note was paid in full during fiscal 1997.

(6)  REVOLVING LINE OF CREDIT AND TERM LOAN FACILITY

     On September 27, 1995, the Company entered into a $2,000,000 revolving line of credit (the Line) and a $1,000,000 term loan facility with a bank. On August 21, 1996, the Company amended the Line and term loan facility. The Modification Agreement permits the Company to borrow up to $4,000,000 under the Line and up to $2,000,000 under the term loan facility. Under the Modification Agreement, the Line will expire on December 1, 1997 and no borrowings under the term loan can be made after June 30, 1997. Borrowings under the Line bear interest at the Bank's prime rate (8.5% at June 30, 1997), and borrowings under the term loan facility bear interest at the prime rate (8.5% at June 30, 1997) plus .5% for qualified equipment purchases, as defined. Each term loan is repayable over 36 months. Borrowings under the Line and term loan facility are secured by substantially all assets of the Company, as defined. The Company is restricted in the payment of any dividends under the Line and term loan facility. In addition, the Company is required to comply with certain restrictive covenants, including debt to net worth, capital base, quick ratio and profitability. The Company was in compliance, or had received a waiver on non-compliance, with all covenants as of June 30, 1997. There are no outstanding borrowings under the Line or term loan facility as of June 30, 1997.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  STOCKHOLDERS' EQUITY (DEFICIT)

  (a)  Initial Public Offering

     In October 1996, the Company sold, through an underwritten public offering, 2,500,000 shares of its common stock at $12 per share. Also in October 1996, the Company sold an additional 375,000 shares, at $12 per share, pursuant to an underwriters over-allotment provision. The Company received proceeds of $30,685,000 from its initial public offering which are net of issuance costs of $926,439.

  (b)  Stock and Stock Option Plans

     In fiscal 1994, the Company established the 1993 Stock Option Plan (the 1993 Plan), and in 1995, the Company established the 1995 Stock Option Plan (the 1995 Plan). The plans provide for the grant of incentive stock options and nonqualified stock options. Options granted under the plans vest over various periods and expire no later than 10 years from the date of grant. The Company has reserved common stock shares for the options granted under the 1993 Plan and the 1995 Plan.

     The Company's 1996 Stock Option Plan (the 1996 Plan) was approved by the Board of Directors in February 1996 and was adopted by the Company's stockholders on July 12, 1996. The 1996 Plan provides for the grant or award of stock options, restricted stock and other performance awards (collectively, the Awards) which may or may not be denominated in shares of Common Stock or other securities. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified options. The purpose of the 1996 Plan is to attract and retain outstanding employees through the incentives of stock ownership. Any employee of the Company, including officers and directors, is eligible to receive Awards.

     The 1996 Plan has been and will be administered by the Board of Directors (the Board). Subject to the provisions of the 1996 Plan, the Board has the authority to designate participants, determine the types of Awards to be granted, the number of shares to be covered by each Award, the time at which each Award is exercisable or may be settled, the method of payment and any other terms and conditions of the Awards. All Awards shall be evidenced by an Award Agreement between the Company and the participant.

     While the Board determines the prices at which options and other Awards may be exercised under the 1996 Plan, the exercise price of an option shall be at least 100% of the fair market value (as determined under the terms of the 1996
Plan) of a share of Common Stock on the date of grant. The aggregate number of shares of Common Stock available for awards under the 1996 Plan is 950,000.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Stock option activity is summarized as follows:

                                                                                         WEIGHTED
                                                        NUMBER      EXERCISE PRICE   AVERAGE EXERCISE
                                                      OF SHARES       PER SHARE       PRICE PER SHARE
                                                      ----------    --------------   ----------------
Outstanding, June 30, 1994..........................   1,051,084    $          .20        $   .20
                                                      ----------    --------------        -------
     Granted........................................   1,375,302               .20
     Terminated.....................................    (506,236)              .20
                                                      ----------    --------------
Outstanding, June 30, 1995..........................   1,920,150    $          .20        $   .20
                                                      ----------    --------------        -------
     Granted........................................     902,270        .20-  6.50
     Terminated.....................................    (139,129)       .20-  1.84
     Exercised......................................    (175,202)       .20-   .68
                                                      ----------    --------------
Outstanding, June 30, 1996..........................   2,508,089    $   .20-  6.50        $   .55
                                                      ----------    --------------        -------
     Granted........................................     871,001      10.00- 15.00          12.75
     Terminated.....................................    (169,494)       .20- 14.45           8.83
     Exercised......................................  (1,182,475)       .20- 10.00            .35
                                                      ----------    --------------        -------
Outstanding, June 30, 1997..........................   2,027,121    $   .20- 15.00        $  5.21
                                                      ==========    ==============        =======
Exercisable, June 30, 1997..........................     874,744    $   .20-$15.00        $  1.38
                                                      ==========    ==============        =======

     The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in July 1996. The Purchase Plan authorizes the sale of up to a total of 200,000 shares of Common Stock to participating employees.

     All employees of the Company meeting certain eligibility requirements are eligible to participate in the Purchase Plan. An employee may elect to have a whole number percentage from 1% to 10% of his or her base pay withheld during the payroll deduction period (Offering Period) for purposes of purchasing shares under the Purchase Plan. The price at which shares may be purchased during each offering will be 85% of the fair market value per share of the common stock on either the first day or the last day of the Offering Period, whichever is lower. The Compensation Committee of the Board of Directors may, at its discretion, choose an Offering Period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, the Company had sold 5,549 shares as of June 30, 1997. As of June 30, 1997, 194,451 shares of Common Stock were available for future sale under the Purchase Plan.

  (c)  Stock-Based Compensation

     The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plans during the years ended June 30, 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used are as follows:

                                                                 1997         1996
                                                                 ----         ----
          Risk free interest rate...........................  5.90%-6.69%  5.26%-6.21%
          Expected dividend yield...........................           0            0
          Expected lives....................................     4 years      4 years
          Expected volatility...............................          65%          65%
          Weighted average value............................      $12.75           --

     The effect of applying SFAS No. 123 would be as follows:

                                                                 1997        1996
                                                                 ----        ----
          Net income (loss) as reported......................   852,349    (1,532,677)
          Pro forma net income (loss) as adjusted............    41,890    (1,589,835)
          Net income (loss) per share as reported............  $   0.13   $     (0.18)
          Pro forma net income (loss) per share as
            adjusted.........................................  $   0.00   $     (0.19)

(8)  OPERATING LEASE COMMITMENTS

     The Company leases office facilities and equipment under operating leases which expire at various dates through July 2002. Rent expense for all operating leases charged to operations was approximately $990,000, $871,000 and $532,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

     Future minimum lease payments under operating leases as of June 30, 1997 are approximately as follows:

          1998.........................................................  $1,958,000
          1999.........................................................   1,892,000
          2000.........................................................   1,691,000
          2001.........................................................   1,699,000
          2002.........................................................   1,729,000
          Thereafter...................................................     142,000
                                                                         ----------
               Total minimum payments..................................  $9,111,000
                                                                         ==========

(9)  RETIREMENT PLAN

     Effective January 1992, the Company adopted the Xionics 401(k) Retirement Plan (the Plan). The Company has elected, at its discretion, to contribute up to a maximum 50% of the first 6% of pay contributed to the Plan. The Company's contribution to the Plan was approximately $80,000 for the year ended June 30, 1997. There was no contribution in the year ended June 30, 1996. The Company's contribution to the Plan was approximately $91,000 for the year ended June 30, 1995.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10)  REVENUES BY GEOGRAPHIC DESTINATION

     Revenues by geographic destination and as a percentage of total revenues are as follows:

                                                      FOR THE YEAR ENDED JUNE 30,
                                                   --------------------------------
                                                   1997          1996          1995
                                                   ----          ----          ----
          United States.......................  $28,796,846   $17,953,949   $ 8,849,901
          Europe..............................    3,462,283     3,231,597     4,328,967
          Asia................................    5,370,692     1,939,619     2,184,291
          Other...............................      170,456       684,157       214,090
                                                -----------   -----------   -----------
                                                $37,800,277   $23,809,322   $15,577,249
                                                ===========   ===========   ===========

                                                              FOR THE YEAR ENDED JUNE 30,
                                                             ----------------------------
                                                             1997        1996        1995
                                                             ----        ----        ----
          United States..................................     76.2%      75.4%       56.8%
          Europe.........................................      9.2       13.6        27.8
          Asia...........................................     14.2        8.1        14.0
          Other..........................................      0.4        2.9         1.4
                                                             -----      -----       -----
                                                             100.0%     100.0%      100.0%
                                                             =====      =====       =====

(11)  SUBSEQUENT EVENT

     As of August 13, 1997, the Company acquired all of the shares of Seaport Imaging for $2,200,000, of which $1,100,000 was paid in cash at closing and the balance is evidenced by promissory notes. Seaport Imaging develops and manufactures scanner control board products and bar code recognition software. Xionics intends to integrate these products into its line of products addressing the document imaging market.