Form 10-Q
period 1997-09-30
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1997-11-14
CIK 1014586

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1997


                         COMMISSION FILE NUMBER 0-20777


                      XIONICS DOCUMENT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                             04-3186685
       State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

    70 BLANCHARD ROAD, BURLINGTON, MA                     01803
         (Address of principal                         (Zip Code)
           executive offices)


                                 (781) 229-7000
              (Registrant's telephone number, including area code)


                                      NONE
                    (Former name, former address and former
                   fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. ___

      At October 31, 1997, there were 12,006,530 shares of the Company's $0.01 per value common stock issued, with 11,782,467 shares outstanding.


-------------------------------------------------------------------------------

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX

 ITEM                                                                     PAGE
NUMBER                                                                   NUMBER

PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

            Balance Sheets--September 30, 1997 and June 30, 1997.......     3

            Statements of Operations --Three Months Ended September 30,
              1997 and 1996............................................     4

            Statements of Cash Flows--Three Months Ended September 30,
              1997 and 1996............................................     5

          Notes to Condensed Consolidated Financial Statements.........     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................     9


PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities.......................................    12

ITEM 6.    Exhibits and Reports on Form 8-K............................    12

           Signatures..................................................    13

                         PART I--FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30,   June 30,
                                                                                    1997          1997
                                                                                -------------  ----------
                                                                                 (Unaudited)

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                     $18,755,907  $20,843,911
   Accounts receivable, less reserves of approximately $128,000 and
      $119,000 at September 30, 1997 and June 30, 1997, respectively               5,807,536    5,445,913
   Contract receivable                                                             8,040,323    7,411,288
   Other receivables                                                                 646,464          ---
   Inventories                                                                     1,178,231    1,026,980
   Prepaid expenses and other current assets                                         830,325    1,370,908
                                                                                   ---------    ---------
      Total Current Assets                                                        32,258,786   36,099,000

Property and Equipment, net                                                        3,125,298    2,836,669
Deferred tax asset                                                                   430,000      930,000
Acquired intangibles, net of accumulated amortization of approximately $813,000
   and $782,000 at September 30, 1997 and June 30, 1997, respectively                642,707      420,833
Other assets
				                                                   2,559,719    2,312,611
                                                                                   ---------    ---------

                                                                                 $42,016,510  $42,599,113
                                                                                 ===========  ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                               $1,903,746   $1,965,055
   Equipment line of credit                                                           24,608          ---
   Accrued payroll                                                                   100,117      694,354
   Accrued expenses                                                                2,970,069    3,356,819
   Note payable, current portion                                                     580,000          ---
   Deferred revenue                                                                1,270,252    1,305,033
                                                                                  ----------   ----------
      Total Current Liabilities                                                    6,848,792    7,321,261

Note payable, net of current portion                                                 575,000          ---

Stockholders' equity:
   Preferred Stock, $.01 par value--
      Authorized--10,000,000 shares
      Issued and outstanding--none                                                       ---          ---
   Common Stock
      Authorized--40,000,000 shares
      Issued--11,998,804 and 11,831,762 shares at September 30, 1997 and
         June 30, 1997, respectively
      Outstanding--11,774,741 and 11,607,699 shares at September 30,                 119,988      118,317
         1997 and June 30, 1997, respectively
   Additional paid-in capital                                                     46,082,872   45,815,462
   Treasury stock, at cost--224,063 shares of Common Stock at
      September 30, 1997 and June 30, 1997, respectively                            (151,246)    (151,246)
   Accumulated deficit                                                           (11,458,896) (10,504,681)
                                                                                  ----------   ----------
      Total stockholders' equity                                                  34,592,718   35,277,852
                                                                                  ----------   ----------

                                                                                 $42,016,510  $42,599,113
                                                                                 ===========  ===========


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Three Months Ended
                                                          ----------------------
                                                        September 30,  September  30,
                                                             1997           1996
                                                        -------------  --------------

Net revenue                                              $9,451,492      $8,440,926
Cost of revenue                                           2,396,391       1,559,066

                                                         ----------      ----------
  Gross profit                                            7,055,101       6,881,860

Operating expenses:
  Research and development                                3,311,441       3,518,326
  Selling, general and administrative                     2,206,663       2,259,844
  Charge for purchased research and development           2,000,000             ---


                                                          ----------      ----------
    (Loss) income from operations                          (463,003)      1,103,690

Other income (expense):
  Interest expense                                             (119)        (65,577)
  Interest income                                           238,806          11,222
  Other expense                                             (29,899)         (3,035)
                                                          ----------      ----------

    (Loss) income before provision for income taxes        (254,215)      1,046,300


Provision for income taxes                                  700,000         209,260
                                                          ==========     ==========
    Net (loss) income                                     $(954,215)       $837,040
                                                          ==========     ==========

 Net (loss) income per common and common equivalent share    $(0.08)          $0.09

                                                          ==========     ==========

 Weighted average number of common and
   common equivalent shares outstanding                   11,690,697      9,056,546

                                                          ==========     ==========


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Three Months Ended
                                                                     ----------------------
                                                                  September 30,    September 30,
                                                                      1997             1996
                                                                  -------------    -------------

Cash flows from operating activities:
  Net (loss) income                                                  $(954,215)        $837,040
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
       Charge for purchased research and development                 2,000,000              ---
       Depreciation and amortization                                   457,009          249,956
       Deferred taxes                                                  500,000              ---
       Changes in assets and liabilities--
       Accounts receivable                                            (361,623)        (617,726)
       Contract receivable                                            (629,035)      (1,979,838)
       Other receivables                                              (646,464)             ---
       Inventories                                                    (151,251)        (411,729)
       Prepaid expenses and other current assets                       540,583         (398,044)
       Accounts payable                                                (61,309)         247,954
       Accrued payroll                                                (584,237)             ---
       Accrued expenses                                               (396,750)       1,262,043
       Deferred revenue                                                (34,781)         180,778
                                                                     ----------     -----------

         Net cash used in operating activities                        (322,073)        (629,566)

                                                                     ----------     -----------

Cash flows from investing activities:
       Purchases of property and equipment                            (713,112)        (198,350)
       Increase in other assets                                       (251,422)         (32,092)
       Cash paid for Seaport, net of cash acquired                    (902,468)             ---
       Decrease in short-term investments                                  ---          644,613
                                                                     ----------     -----------
         Net cash (used in) provided by investing activities        (1,867,002)         414,171

                                                                     ----------     -----------
Cash flows from financing activities:
    Repayment of term loans                                                ---          (84,666)
    Proceeds from exercise of stock options                             45,819               50
    Proceeds from employee stock purchase plan                          55,252              ---
    Deferred offering costs                                                ---         (473,561)
                                                                    ----------      -----------
            Net cash provided by (used in) financing activities        101,071         (558,177)
                                                                    ----------      -----------

Net decrease in cash and cash equivalents                           (2,088,004)        (773,572)
Cash and cash equivalents, beginning of period                      20,843,911        2,115,859

                                                                    ----------      -----------
Cash and cash equivalents, end of period                           $18,755,907       $1,342,287
                                                                    ==========      ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                           $     ---       $   23,783
                                                                    ==========      ===========
    Cash refunded for taxes, net                                     $ 582,120       $      ---
                                                                    ==========      ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

      The condensed consolidated financial statements of Xionics Document Technologies, Inc. and subsidiaries (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30,1997, included in the Company's annual report on Form 10-K.

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

(b)  Contract Receivable

      The Company had an outstanding contract receivable of $8,040,323 and $7,411,288 at September 30, 1997 and June 30, 1997, respectively, from a significant customer. The contract receivable represents an agreement entered into by the Company and the customer whereby the Company licensed certain of its page description technology, including its version of the PostScript page description language, to the customer. This contract requires that the Company perform customer support in configuring its technology to the customer specifications. The Company follows contract accounting in recognizing revenue on this contract using the percentage of completion accounting.

(c)  Inventories

      Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                        SEPTEMBER 30, 1997      JUNE 30, 1997

Raw materials                               $458,781               $523,295
Finished Goods                               719,450                503,685
                                          ----------             ----------
                                          $1,178,231             $1,026,980
                                          ==========             ==========

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

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(d)  Property and Equipment

      The Company records property and equipment at cost and provides for depreciation and amortization on a straight-line basis over the estimated useful lives of the assets, as follows:

                                                   ESTIMATED
                                                   USEFUL LIFE  SEPTEMBER 30, 1997  JUNE 30, 1997


Asset Classification
      Computer equipment                            3-5 Years     $ 3,933,755       $ 3,284,246
      Furniture and fixtures                        3-7 Years       1,099,132         1,057,440
      Machinery and equipment                       3-5 Years         330,585           306,983
                                                                    5,363,472         4,648,669
Less-Accumulated depreciation and amortization                     (2,238,174)       (1,812,000)
                                                                  -----------       -----------
                                                                  $ 3,125,298       $ 2,836,669
                                                                  ===========       ===========

(e)  Noncash Investing and Financing Activities

                                                    SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
Supplemental disclosure of noncash transactions

Accretion of Preferred Stock                           $        ---         $    117,677
                                                       ============         ============
Dividends

Acquisition of Property and Equipment under Term
      Loans                                            $        ---         $    144,000
                                                       ============         ============


3.  ACQUISITION OF SEAPORT IMAGING

      On August 13, 1997, the Company acquired Seaport Imaging ("Seaport") for $2,450,000, which included direct acquisition costs of approximately $250,000. The Company paid $1,100,000 in cash at closing and the balance is evidenced by a promissory note payable over two years, subject to adjustment. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16, and accordingly, Seaport's operating results from August 13, 1997 are included in the accompanying financial statements.

      In accordance with APB Opinion No. 16, the Company has allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, as described below, has been identified in an independent appraisal as intangible assets using proven valuation procedures and techniques, including approximately $2,000,000 of in-process research and development ("in-process R&D"). The in-process R&D represents the fair value of projects that did not have a future alternative use and was therefore charged to expense as of the acquisition date. Acquired intangibles include the assembled workforce and existing product technology of Seaport. The intangible assets are being amortized over their estimated useful lives of 3 to 5 years.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.  ACQUISITION OF SEAPORT IMAGING (CONT.)

      The purchase price of $2,450,000, including direct acquisition costs, was allocated as follows:

                Current assets                 $   434,595
                Property and equipment              35,209
                In-process R&D                   2,000,000
                Other assets                         4,314
                Acquired intangibles		   242,706
                Liabilities assumed               (266,824)
                                               -----------
                                                $2,450,000
                                               -----------

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the anticipated shipment date of products containing the Company's XipChip 1.5 ASIC and the development of and demand for the Company's future products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to various risks and uncertainties, including, without limitation: (i) the possibility of termination of the Company's relationship with Hewlett-Packard Company, from which the Company derives a significant portion of its revenue from the supply of software and related technology and support; (ii) the Company's dependence for its revenue upon the success of its customers in developing and selling their own products, which incorporate the Company's technology, to end users; (iii) the possible phasing out of the Company's royalty payments from Lexmark International Group, Inc.; (iv) the Company's dependence on its relationships with a relatively small number of significant customers; (v) the difficulties and risks associated with the development and timely introduction of new products, such as the Company's embedded technology for multifunction peripheral devices, and the market acceptance of those products; (vi) the difficulties and risks associated with competing in a market characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, and in which the market success of entities providing embedded software products for office devices has historically been largely determined by their success in becoming one of the industry's standards; (vii) the Company's dependence for the success of its MFP-oriented products upon broad market acceptance of devices of this type, and upon its OEM customers' ability to develop and market MFPs that meet market demands for functionality, performance, speed, and network connectivity; (viii) the pressures of intense competition from the Company's competitors, including Adobe Systems Incorporated and others with significantly greater resources and name recognition than the Company; (ix) the possibility of increased competition from Adobe, in particular; and (x) the difficulties and risks associated with effective management of the Company's growth. In addition, the market price of the Company's common stock could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors and other events or factors. Further, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market price of the stock of many technology companies. These fluctuations, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Any and all forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's annual report on form 10-K, dated September 29, 1997 and its Final Prospectus, dated September 26, 1996, in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this release, and the Company cautions readers not to place undue reliance on such statements.

OVERVIEW

      Xionics Document Technologies, Inc. designs, develops and markets advanced embedded systems technology for use in mainstream office devices such as printers, copiers, scanners and multifunction devices ("MFP's"). The Company derives its revenue primarily from sales of its printer software products, which include revenue from software licenses, royalties, engineering services and maintenance, and from sales of its image acceleration products. Software license revenue consists of the Company's charges for licensed source code, which generally includes initial non-refundable fees which are recognized as revenue upon the shipment of the source code, provided there are no significant vendor obligations. Royalty revenue is generally earned as a percentage of net revenue from unit sales by licensees of products that incorporate the Company's software, and is generally recognized as earned in the Company's financial statements in the quarter in which amounts due to the Company have been determined using estimates based upon historical payments. Engineering services revenue is derived from fees paid for porting of the Company's software to customer-specific device controllers. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract which is typically twelve months.

RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

      Net revenue for the first quarter of fiscal 1998, ended September 30, 1997, increased 12.0% to $9.5 million compared to $8.4 million for the first quarter of fiscal 1997. The increase resulted primarily from growth in sales of the Company's embedded printer software products, including engineering service revenue, offset by a slight reduction in sales of its image acceleration products.

      Gross profit for the first quarter of fiscal 1998 increased 2.5% to $7.1 million from $6.9 million for the first quarter of fiscal 1997. Gross margin decreased to 74.7% for the first quarter of fiscal 1998 compared to 81.5% for the first quarter of fiscal 1997. The reduction in the gross margin percentage was attributable primarily to increased sales of lower margin engineering services, as the Company assisted the OEMs in the implementation of both software and MFP platforms.

      Research and development expenses decreased by 5.9% to $3.3 million for the first quarter of fiscal 1998 from $3.5 million in the first quarter of fiscal 1997. The decline in research and development expenses was primarily due to a reduction in the level of services performed by outside third party firms. As a percentage of revenue, research and development expenses decreased to 35.0% for the first quarter of fiscal 1998 compared to 41.7% for the first quarter of fiscal 1997. In addition to lower levels of expense from the comparable periods, the decline in research and development expenses as a percentage of revenue was also the result of higher revenue.

      Selling, general and administrative expenses decreased by 2.4% to $2.2 million for the first quarter of fiscal 1998 from $2.3 million in the first quarter of fiscal 1997. The lower expense level resulted primarily from decreases in advertising, trade show and travel expenses. As a percentage of revenue, selling, general and administrative expenses decreased to 23.4% for the first quarter of fiscal 1998 compared to 26.8% for the first quarter of fiscal 1997. In addition to lower levels of expense from the comparable periods, the decline in selling, general and administrative expenses as a percentage of revenue was also the result of higher revenue.

      Net interest expense decreased to $100 for the first quarter of fiscal 1998 from $65,600 for the first quarter of fiscal 1997 due to a reduction in debt. Interest income increased significantly to approximately $239,000 for the first quarter of fiscal 1998 as a result of interest earned on cash and cash equivalents, compared to $8,200 for the first quarter of fiscal 1997.

      The Company provided for income taxes in accordance with SFAS No. 109 during the three months ended September 30, 1997. The tax provision for the three months ended September 30, 1997 was calculated based on the Company's expected fiscal 1998 effective tax rate, with no benefit given to the charge for purchased R&D, which is non-deductible for tax purposes.

QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

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

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1997, the Company had cash and short-term investments of $18.8 million compared to $20.8 million at June 30, 1997.

      At present, the Company has available a $4.0 million working capital revolving line of credit with a bank, which is secured by substantially all the assets of the Company. The working capital line of credit terminates on December 1, 1997, and the Company is currently reviewing its options to renew the line. As of September 30, 1997, the outstanding borrowings under the working capital line of credit were $0. The interest rate for the working capital line of credit is the bank's prime rate. Under the loan facility, the Company is required to comply with certain restrictive covenants, including debt to worth, capital base, quick ratio and profitability, and is prohibited from declaring or paying dividends on its Common Stock. The Company was in compliance with or had received a waiver of non-compliance of all covenants of the working capital facility as of September 30, 1997. While the Company may in the future use public offerings or private placements of its securities as a source of liquidity, it has no present intention to do so.

      The Company believes that its existing cash and cash equivalent balances, funds generated from operations and available borrowings under its lines of credit will be sufficient to finance the Company's operations for at least the next 12 months. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

      During the quarter ended September 30, 1997, the Company issued 162,227 shares of unregistered common stock in reliance on exemptions available under Securities and Exchange Commission Rule 701, pursuant to the exercise of employee stock options granted under the Company's 1995 and 1996 Stock Option Plans (the "Plans") prior to the effectiveness of the Company's registration statement on Form S-8 covering the Plans, filed November 4, 1996. The average exercise price for the shares was $0.28, and the total consideration received by the Company for the sale of such stock was $45,819.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           11   Statement re: Computation of Per Share Earnings

           27   Financial Data Schedule

      (b)  Reports on Form 8-K

           On November 3, 1997, the Company filed a report on Form 8-K reporting the resignation of Robert E. Gilkes as Chief Executive Officer and the appointment of Peter J. Simone as Chief Executive Officer on October 21, 1997.

                                   SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    XIONICS DOCUMENT TECHNOLOGIES, INC.



          NAME                      TITLE                           DATE

 /S/ PETER J. SIMONE   President and Chief Executive Officer  November 13, 1997
----------------------
    PETER J. SIMONE

/S/ GERARD T. FEENEY   Chief Financial Officer                November 13, 1997
----------------------
   GERARD T. FEENEY