Form 10-Q
period 1997-12-31
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1998-02-13
CIK 1014586

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED DECEMBER 31, 1997


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

     At February 11, 1998, there were 12,077,516 shares of the Company's $.01 par value common stock issued, with 11,853,453 shares outstanding.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                        NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

           Balance Sheets--December 31, 1997 and June 30, 1997...........  3

           Statements of Operations--Six Months Ended December 31, 1997
            and 1996 and Three Months Ended December 31, 1997 and 1996...  5

           Statements of Cash Flows--Six Months Ended December 31, 1997
             and 1996....................................................  5

        Notes to Condensed Consolidated Financial Statements.............  6

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  9


PART II OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds........................ 12

ITEM 4. Submission of Matters to a Vote of Security Holders.............. 12

ITEM 6. Exhibits and Reports on Form 8K.................................. 12

        Signatures....................................................... 13

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                         December 31,               June 30,
                                                                                            1997                      1997
                                                                                         ------------              -----------
                                                                                         (Unaudited)

                                                                          ASSETS
Current Assets:
   Cash and cash equivalents                                                              $15,004,816               $20,843,911
   Accounts receivable, less reserves of approximately $263,000 and
     $119,000 at December 31, 1997 and June 30, 1997, respectively                          5,882,082                 5,445,913
   Contract receivable                                                                      8,669,352                 7,411,288
   Other receivables                                                                          678,623                         -
   Inventories                                                                              1,408,086                 1,026,980
   Prepaid expenses and other current assets                                                  914,989                 1,370,908
                                                                                          -----------              ------------
      Total Current Assets                                                                 32,557,948                36,099,000

Property and Equipment, net                                                                 3,177,498                 2,836,669
Deferred tax asset                                                                          1,030,000                   930,000
Acquired intangibles, net of accumulated amortization of approximately $813,000
   and $782,000 at December 31, 1997 and June 30, 1997 respectively                           619,148                   420,833
Other assets                                                                                  778,218                 2,312,611
                                                                                          -----------              ------------
                                                                                          $38,162,812               $42,599,113
                                                                                         ============              ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                          $907,000                $1,965,055
   Accrued payroll                                                                            418,452                   694,354
   Accrued expenses                                                                         2,652,226                 3,356,819
   Note payable, current portion                                                              579,750                         -
   Deferred revenue                                                                         1,474,641                 1,305,033
                                                                                          -----------              ------------
      Total Current Liabilities                                                             6,032,069                 7,321,261

Note payable, net of current portion                                                          575,000                         -

Stockholders' equity:
   Preferred Stock, $.01 par value--
      Authorized--10,000,000 shares
      Issued and outstanding--none                                                                  -                         -
   Common Stock
      Authorized--40,000,000 shares
      Issued--12,045,531 and 11,831,762 shares at December 31, 1997 and
           June 30, 1997, respectively
      Outstanding--11,821,468 and 11,607,699 shares at December 31,                           120,456                   118,317
           1997 and June 30, 1997, respectively
   Additional paid-in capital                                                              46,110,259                45,815,462
   Treasury stock, at cost--224,063 shares of Common Stock at
      December 31, 1997 and June 30, 1997, respectively                                      (151,246)                 (151,246)
   Accumulated deficit                                                                    (14,523,726)              (10,504,681)
                                                                                          -----------              ------------
      Total stockholders' equity                                                           31,555,743                35,277,852
                                                                                          -----------              ------------

                                                                                          $38,162,812               $42,599,113
                                                                                         ============              ============

             The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                    Three Months Ended                    Six Months Ended
                                                                --------------------------           ---------------------------
                                                                December 31,  December 31,           December 31,   December 31,
                                                                   1997          1996                    1997           1996
                                                                ------------  ------------           ------------   ------------

Net revenue                                                       $8,702,553    $9,504,581            $18,154,046    $17,945,507
Cost of revenue                                                    2,610,533     2,027,139              5,006,924      3,586,205

                                                                ------------  ------------           ------------   ------------
   Gross profit                                                    6,092,020     7,477,442             13,147,122     14,359,302

Operating expenses:
   Research and development                                        3,697,403     3,765,921              7,008,844      7,284,247
   Selling, general and administrative                             2,348,622     2,311,322              4,555,285      4,571,166
   Charge for purchased research and development                           -             -              2,000,000              -
   Non-recurring charge                                            3,944,312             -              3,944,312              -

                                                                ------------  ------------           ------------   ------------
      (Loss) income from operations                               (3,898,317)    1,400,199             (4,361,319)     2,503,889

Other income (expense):
   Interest expense                                                   (1,382)      (19,349)                (1,501)       (84,926)
   Interest income                                                   192,937       340,352                431,742        351,574
   Other income                                                       84,599        11,786                 54,698          8,751
                                                                ------------   ------------          ------------   ------------

      (Loss) income before (benefit) provision for income taxes   (3,622,163)  161,732,988             (3,876,380)     2,779,288


(Benefit) provision for income taxes                                (557,335)      343,597                142,665        552,857

                                                                ------------   ------------          ------------   ------------

      Net (loss) income                                          $(3,064,828)   $1,389,391            $(4,019,045)    $2,226,431
                                                                ============   ============          ============   ============

(Loss) income per common and common equivalent share (Note 3)

       Basic net (loss) income per share                              $(0.26)        $0.13                 $(0.34)         $0.25
                                                                ============   ============          ============   ============
       Diluted net (loss) income per share                            $(0.26)        $0.11                 $(0.34)         $0.20

                                                                ============   ============          ============   ============

Weighted average common and common equivalent shares outstanding  11,786,138    10,471,030             11,738,417      9,007,974
       Basic
                                                                ============   ============          ============   ============
       Diluted                                                    11,786,138    12,755,769             11,738,417     11,330,226
                                                                ============   ============          ============   ============



               The accompanying notes are an integral part of these consolidated financial statements.


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Six Months Ended
                                                         -----------------------------
                                                         December 31,   December 31,
                                                             1997           1996
                                                         ------------   --------------
Cash flows from operating activities:
   Net (Loss) income                                      $(4,019,045)     $2,226,431
   Adjustments to reconcile net
(loss) income to net
      cash used in operating activities:
        Non-recurring charge                                3,944,312               -
        Charge for purchased research                       2,000,000               -
and development
        Depreciation and amortization                         628,878         533,249
        Changes in assets and liabilities--                                         -
        Accounts receivable                                  (436,169)     (1,455,350)
        Contract receivable                                (1,258,064)     (2,971,773)
        Other receivables                                    (678,623)
        Inventories                                          (381,106)       (359,235)
        Deferred tax asset                                   (100,000)
        Prepaid expenses and other current assets             455,919        (436,610)
        Accounts payable                                   (1,082,663)        (89,648)
        Accrued payroll                                      (325,526)
        Accrued expenses                                   (1,608,319)       (509,180)
        Deferred revenue                                      169,608       2,175,262
                                                          -----------    -------------

           Net cash used in operating activities           (2,690,798)       (886,854)
                                                          -----------    -------------

Cash flows from investing activities:
   Purchases of property and equipment                       (969,707)       (915,258)
   Increase in other assets                                (1,405,048)       (832,094)
   Cash paid for Seaport, net of cash acquired               (902,468)              -
   Decrease in short-term investments                               -         644,613
                                                          -----------    -------------

           Net cash used in investing activities           (3,277,223)     (1,102,739)
                                                          -----------    -------------

Cash flows from financing activities:
   Repayment of term loans                                          -        (886,833)
   Repayment of note payable to stockholder                         -      (2,094,000)
   Proceeds from exercise of stock options                     73,674          35,181
   Proceeds from employee stock purchase plan                  55,252               -
   Reissuance of treasury stock                                     -              50
   Sale of Common Stock, net of issuance costs                      -      30,685,000
   Reclassification of deferred offering costs                      -         926,439

                                                          -----------    -------------

           Net cash provided by financing activities          128,926      28,665,837
                                                          -----------    -------------

Net (decrease) increase in cash and cash equivalents       (5,839,095)     26,676,244
Cash and cash equivalents, beginning of period             20,843,911       2,115,859
                                                          -----------    -------------

Cash and cash equivalents, end of period                  $15,004,816     $28,792,103
                                                          -----------    -------------


Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $42, 338        $133,497
                                                          -----------    -------------
   Cash paid for income taxes                                $      -         $97,000
                                                          -----------    -------------


       The accompanying notes are an integral part of these consolidated financial statements.


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

      The condensed consolidated financial statements of Xionics Document Technologies, Inc. and subsidiaries (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1997, included in the Company's annual report on Form 10-K.

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

(b)  Contract Receivable

      The Company had an outstanding contract receivable of $8,669,352 and $7,411,288 at December 31, 1997 and June 30, 1997, respectively, from a significant customer. The contract receivable represents an agreement entered into by the Company and the customer whereby the Company licensed certain of its page description technology, including its version of the PostScript page description language, to the customer. This contract requires that the Company perform customer support in configuring its technology to the customer specifications. The Company follows contract accounting in recognizing revenue on this contract using the percentage of completion method.

(c)  Inventories

      Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                       DECEMBER 31, 1997       JUNE 30, 1997
Raw materials                                   $805,619           $523,295
Finished Goods                                   602,467            503,685
                                        ----------------       ------------
                                              $1,408,086         $1,026,980

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(d)  Property and Equipment

      The Company records property and equipment at cost and provides for depreciation and amortization on a straight-line basis over the estimated useful lives of the assets, as follows:

                                              ESTIMATED
                                              USEFUL LIFE      DECEMBER 31, 1997         JUNE 30, 1997


Asset Classification
      Computer equipment                      3-5 Years            $4,134,127               $3,284,246
      Furniture and fixtures                  3-7 Years             1,114,741                1,057,440
      Machinery and equipment                 3-5 Years               369,506                  306,983
                                                                  -----------              -----------
                                                                    5,618,374                4,648,669
Less-Accumulated depreciation and amortization                     (2,440,876)              (1,812,000)
                                                                  -----------              -----------
                                                                   $3,177,498               $2,836,669

(e)  Noncash Investing and Financing Activities


                                                    DECEMBER 31, 1997       DECEMBER  31, 1996
                                                    -----------------       ------------------


Supplemental disclosure of noncash transactions

Issuance of note payable related to the Seaport
acquisition                                             $ 1,155,000              $       ---
                                                        ===========              ===========


Conversion of Class C Redeemable Convertible
Preferred Stock to Common Stock                         $       ---              $ 8,231,410
                                                        ===========              ===========

Conversion of Class A Convertible Preferred Stock
to Common Stock                                         $       ---              $ 3,606,658
                                                        ===========              ===========

Conversion of Class A Common
Stock                                                   $       ---              $    13,861
                                                        ===========              ===========

Conversion of Class B Common Stock to Common Stock      $       ---              $     5,589
                                                        ===========              ===========


 3.  (LOSS) INCOME PER SHARE

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options and warrants that could share in the earnings of the Company. Diluted income per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period. For those periods where a net loss is reported, stock options and warrants are not considered; as their effect would be anti-dilutive.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 3.  (LOSS) INCOME PER SHARE (CONT.)

      Basic and diluted (loss) income per share, as required by SFAS No. 128, are as follows:

                                                              Three Months Ended                           Six Months Ended
                                                           ---------------------------                -----------------------------
                                                           December 31,    December 31,               December 31,     December 31,
                                                               1997           1996                        1997            1996
                                                           -----------    -------------               ------------    -------------

Net (loss) income                                          $(3,064,828)   $1,389,391                  $(4,019,045)      $2,226,431
                                                           ===========    ===========                 ===========      ===========

Basic weighted average shares outstanding                   11,786,138    10,471,030                   11,738,417        9,007,974
shares outstanding

Weighted average common equivalent shares                            -     2,284,739                            -        2,232,252
common equivalent
shares
                                                           -----------    -----------                  -----------     -----------

Diluted weighted average shares outstanding                 11,786,138    12,755,769                    11,738,41       11,330,226

                                                            ===========   ===========                  ===========     ===========

Basic (loss) income per share                                   $(0.26)        $0.13                       $(0.34)           $0.25

                                                            ===========   ===========                  ===========     ===========

Diluted (loss) income per share                                 $(0.26)        $0.11                       $(0.34)           $0.20

                                                            ===========   ===========                 ===========      ===========


 4.  NON-RECURRING CHARGE

      During the second quarter ended December 31, 1997, the Company recorded a non-recurring charge of approximately $3.9 million as follows:

Write-down of intangible assets to net realizable value    3.0
Provision for lease costs of excess facilities              .9
                                                          ----
                                                          $3.9
                                                          ====

      As a result of the change in market conditions for certain products, in accordance with Statement of Financial Accounting Standards No.121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company wrote off certain intangible assets that the Company determined were impaired. The Company wrote off approximately $2.7 million of purchased technology and $0.3 million of prepaid royalties for which there is no estimated future economic benefit to the Company. The lease loss accrual of $.9 million consists of costs related to excess facilities at the Company's current facility in Burlington, MA, and abandoned space at the Company's office in the United Kingdom.

XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the anticipated shipment date of products containing the Company's XipChip 1.5 ASIC and the development of and demand for the Company's future products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to various risks and uncertainties, including, without limitation: (i) the possibility of termination of the Company's relationship with Hewlett-Packard Company, from which the Company derives a significant portion of its revenue from the supply of software and related technology and support; (ii) the Company's dependence for its revenue upon the success of its customers in developing and selling their own products, which incorporate the Company's technology, to end users; (iii) the phasing out of the Company's royalty payments from Lexmark International Group, Inc.; (iv) the Company's dependence on its relationships with a relatively small number of significant customers;
(v) the difficulties and risks associated with the development and timely introduction of new products, such as the Company's embedded technology for multifunction peripheral devices, and the market acceptance of those products;
(vi) the difficulties and risks associated with competing in a market characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, and in which the market success of entities providing embedded software products for office devices has historically been largely determined by their success in becoming one of the industry's standards; (vii) the Company's dependence for the success of its MFP-oriented products upon broad market acceptance of devices of this type, and upon its OEM customers' ability to develop and market MFPs that meet market demands for functionality, performance, speed, and network connectivity; (viii) the pressures of intense competition from the Company's competitors, including Adobe Systems Incorporated and others with significantly greater resources and name recognition than the Company; (ix) the possibility of increased competition from Adobe, in particular; and (x) the difficulties and risks associated with effective management of the Company's growth. In addition, the market price of the Company's common stock could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors and other events or factors. Further, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market price of the stock of many technology companies. These fluctuations, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Any and all forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's annual report on form 10-K, dated September 29, 1997 and its Final Prospectus, dated September 26, 1996, in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


OVERVIEW

      Xionics Document Technologies, Inc. designs, develops and markets advanced embedded systems technology for use in mainstream office devices such as printers, copiers, scanners and multifunction devices. The Company derives its revenue primarily from sales of its printer software products, which include revenue from software licenses, royalties, engineering services and maintenance, and from sales of its image acceleration products. Software license revenue consists of the Company's charges for licensed source code, which may include initial non-refundable fees which are recognized as revenue upon the shipment of the source code, provided there are no significant vendor obligations. Royalty revenue is generally earned as a percentage of net revenue from unit sales by licensees of products that incorporate the Company's software, and is generally recognized as earned in the Company's financial statements in the quarter in which amounts due to the Company have been determined using estimates based upon historical payments. Engineering services revenue is derived from fees paid for porting of the Company's software to customer-specific device controllers. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract which is typically twelve months.

RESULTS OF OPERATIONS

FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

      Net revenue for the three months ended December 31, 1997 decreased 8% to $8.7 million compared to $9.5 million for the three months ended December 31, 1996. Net revenue for the six months ended December 31, 1997, increased 1% to $18.2 million compared to $17.9 million for the six months ended December 31, 1996. The decrease in the three month period resulted primarily from the effect of changes in the competitive market conditions which resulted in reduced license fees and the timing of certain software license agreements.

      Gross profit for the three months ended December 31, 1997 decreased 19% to $6.1 million from $7.5 million for the three months ended December 31, 1996. Gross margin decreased to 70% for the three months ended December 31, 1997 compared to 79% for the three months ended December 31, 1996. Gross profit for the six months ended December 31, 1997 decreased 8% to $13.1 million from $14.4 million for the six months ended December 31, 1996. Gross margin decreased to 72% for the six months ended December 31, 1997 compared to 80% for the six months ended December 31, 1996. The decreases in both the three and six month periods were attributable primarily to a changes in the revenue mix. This included a higher proportion of revenue generated from non-recurring engineering fees which are at a lower gross margin combined with a lower proportion of software license fees and royalties which are at a higher gross margin.

      Research and development expenses decreased by 2% to $3.7 million for the three months ended December 31, 1997 from $3.8 million for the three months ended December 31, 1996. Research and development expenses decreased by 4% to $7.0 million for the six months ended December 31, 1997 from $7.3 million for the six months ended December 31, 1996. Principally as a result of lower revenue, research and development expenses increased to 42% of revenue for the three months ended December 31, 1997 compared to 40% for the three months ended December 31, 1996. Research and development expenses decreased to 39% for the six months ended December 31, 1997 compared to 41% for the six months ended December 31, 1996.

      Selling, general and administrative expenses remained relatively constant at $2.3 million for both of the three month periods ended December 31, 1997 and December 31, 1996 and at $4.6 million for both of the six month periods ended December 31, 1997 and December 31, 1996. Principally as the result of lower revenue, selling, general and administrative expenses increased to 27% of revenue for the three months ended December 31, 1997 compared to 24% for the three months ended December 31, 1996. Selling, general and administrative expenses were 25% of revenue for both of the six month periods ended December 31, 1997 and December 31, 1996.

      Charge for Purchased Research and Development. On August 13, 1997, the Company completed the acquisition of Seaport Imaging (Seaport), San Jose, CA a leading developer of image processing software and hardware for production scanning and the document imaging market (the Seaport acquisition). The Company acquired all the outstanding shares of Seaport in a $2.46 million transaction. The Company paid $1.1 million in cash at closing and the balance is evidenced by a promissory note. The Seaport acquisition resulted in a charge of $2 million for purchased in-process research and development cost. This amount represents the value of acquired in-process research and development projects as determined by an independent appraisal. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in the Seaport acquisition has required substantial additional development.

      Non-recurring charge. During the second quarter ended December 31, 1997, the Company recorded a non-recurring charge of approximately $3.9 million. Included in the charge is a write-down of intangible assets to net realizable value of $3.0 million and a $.9 million provision for lease costs of excess facilities. The Company determined that, due to changes in market conditions related to certain products, certain intangible assets were impaired. Included in the charge is a lease loss accrual of $.9 million which consists of costs related to excess facilities at the Company's current facility in Burlington, MA, and abandoned space at the Company's office in the United Kingdom.

      During the three and six month periods ended December 31, 1997, interest expense decreased by $17,967 and $83,425, or 93% and 98%, respectively, compared to the three and six month periods ended December 31, 1996. This decrease resulted primarily from the reduction in bank lines of credit and a note payable to a shareholder, which were completely paid down by December 31, 1996. During the three month period ended December 31, 1997, interest income decreased by $147,415, or 43%, compared to the three month period ended December 31, 1996, primarily as a result of decreased cash balances. For the six month period ended December 31, 1997, interest income increased by $80,168, or 23%, compared to the six month period ended December 31, 1996, primarily from increased cash balances as a result of receiving net proceeds from the Company's September 26, 1996 initial public offering.

      The Company's effective income tax rate was 35% for the three and six month periods ended December 31, 1997. The effective tax rate for the periods differs from the statutory rate primarily as a result of the utilization of a portion of net operating loss carry forwards and other tax preference items. The Company's effective income tax rate was 20% for the three and six month periods ended December 31, 1996. The effective tax rate for the periods differs from the statutory rate primarily as a result of the utilization of a portion of net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Company had cash and cash equivalents of $15.0 million compared to $20.8 million at June 30, 1997. This decrease is primarily due to uses of cash for operating activities, computer equipment purchases, and for the August 1997 acquisition of Seaport Imaging.

      At present, the Company has available a $4.0 million working capital revolving line of credit and a $2.0 million term loan facility with a bank, both of which are secured by substantially all assets of the Company. The working capital line of credit terminates on December 1, 1998, and no term loan will be made after December 1, 1998. Under the loan facilities, the Company is required to comply with certain restrictive covenants, with which the Company was in compliance as of December 31, 1997. The interest rate for the working capital line of credit is the bank's prime rate; the interest for the term loan facility is the bank's prime rate plus 0.5%. As of December 31, 1997, there were no outstanding borrowings under the working capital line of credit and term loan facility. Under the terms of the working capital and term loan facilities, the Company is prohibited from declaring or paying dividends on its Common Stock. While the Company may in the future use private placements or public offerings of its securities as a source of liquidity, it has no present intention to do so.

      The Company believes that its existing cash and cash equivalent balances, together with available borrowings under its lines of credit, will be sufficient to finance the Company's operations for at least the next 12 months. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 1997, the Company sold 46,727 shares of unregistered common stock in reliance on the exemption available under Securities and Exchange Commission Rule 701, pursuant to the exercise of employee stock options granted under the Company's 1995 and 1996 Stock Option Plans (the "Plans") prior to the effectiveness of the Company's registration statement on Form S-8 covering the Plans, filed November 4, 1996. The average exercise price for the shares was $0.5961, and the total consideration received by the Company for the sale of such stock was $27,854. Use of proceeds is as disclosed in the Company's Annual Report on Form 10-K filed with the Commission on September 29, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of its Stockholders on December 8, 1997, at which the following occurred:

Election of Directors: The stockholders elected Robert E. Gilkes, Thomas A. St. Germain and Peter J. Simone as Class I Directors, to serve until the Annual Meeting of Stockholders to be held in the year 2000. The other persons continuing as directors are Richard A. D'Amore, Ronald
D. Fisher, Paul R. Low and David R. Skok.

The vote with respect to each nominee was as follows:

Mr. Gilkes received the votes of 10,769,784 shares in favor of his election, 5,175 against, no abstentions and no broker non-votes. Mr. St. Germain received the votes of 10,769,784 shares in favor of his election, 5,175 against, no abstentions and no broker non-votes. Mr. Simone received the votes of 10,770,084 shares in favor of his election, 4,875 against, no abstentions and no broker non-votes.

Amendment of 1996 Stock Option Plan: The stockholders approved the amendment of the 1996 Stock Option Plan to increase the number of shares available for grant under such Plan from 950,000 shares to 1,750,000 shares. The vote on the matter was as follows:

                For                       6,736,278
                Against                   2,848,366
                Abstain                       8,356
                Broker non-votes          1,290,105

Appointment of Independent Auditors: The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending June 30, 1998. The vote on the matter was as follows:
                For                       10,733,248
                Against                        2,975
                Abstain                       38,736
                Broker non-votes                   0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27   Financial Data Schedule

      (b)  Reports on Form 8-K

On November 4, 1997, the Company filed a report on Form 8-K reporting the resignation of Robert E. Gilkes as Chief Executive Officer and the appointment of Peter J. Simone as Chief Executive Officer on October 21, 1997.

                                   SIGNATURES
      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                               XIONICS DOCUMENT TECHNOLOGIES, INC.



NAME                                TITLE                        DATE


   /S/ PETER J. SIMONE     President and Chief Executive     February 13, 1998
      PETER J. SIMONE      Officer


   /S/ GERARD T. FEENEY
      GERARD T. FEENEY     Chief Financial Officer           February 13, 1998