Form 10-Q
period 1998-03-31
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1998-05-14
CIK 1014586

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 1998


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
                                              -     --

     At May 12, 1998, there were 12,177,378 shares of the Company's $.01 par value common stock issued, with 11,953,315 shares outstanding.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                      PAGE
                                                                                     NUMBER

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

               Balance Sheets--March 31, 1998 and June 30, 1997....................     3

               Statements of Operations--Nine Months Ended March 31, 1998 and
                 1997 and Three Months Ended March 31, 1998 and 1997...............     4

               Statements of Cash Flows--Nine Months Ended March 31, 1998
                 and 1997..........................................................     5

           Notes to Condensed Consolidated Financial Statements....................     6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................     9


PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds...............................    12

ITEM 4.    Submission of Matters to a Vote of Security Holders.....................    12

ITEM 6.    Exhibits and Reports on Form 8K.........................................    12

           Signatures..............................................................    13


                         PART I--FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         March 31,       June 30,
                                                                           1998            1997
                                                                        ------------    -----------
                                                                        (Unaudited)


                              ASSETS
Current Assets:
    Cash and cash equivalents                                            $15,191,896     $20,843,911
    Accounts receivable, less reserves of approximately $251,000 and
        $119,000 at March 31, 1998 and June 30, 1997, respectively         5,588,766       5,445,913
    Contract receivable                                                    9,298,384       7,411,288
    Other receivables                                                         23,834               -
    Inventories                                                            1,436,316       1,026,980
    Prepaid expenses and other current assets                                882,577       1,370,908
                                                                        ------------     -----------
        Total Current Assets                                              32,421,773      36,099,000

Property and Equipment, net                                                2,826,478       2,836,669
Deferred tax asset                                                         1,030,000         930,000
Acquired intangibles, net of accumulated amortization of
approximately $818,000
    and $782,000 at March 31, 1998 and June 30, 1997, respectively           604,012         420,833
Other assets                                                                 790,927       2,312,611
                                                                        ------------     -----------

                                                                         $37,673,190     $42,599,113
                                                                        ============     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                     $2,233,538       $1,965,055
    Accrued payroll                                                         111,154          694,354
    Accrued expenses                                                      2,706,883        3,356,819
    Note payable, current portion                                           569,912                -
    Deferred revenue                                                      1,142,157        1,305,033
                                                                        ------------    ------------
        Total Current Liabilities                                         6,763,644        7,321,261

Note payable, net of current portion                                        575,000                -

Stockholders' equity:
    Preferred Stock, $.01 par value--
        Authorized--10,000,000 shares
        Issued and outstanding--none                                              -               -
    Common Stock
        Authorized--40,000,000 shares
        Issued--12,118,006 and 11,831,762 shares at March 31, 1998 and June 30, 1997, respectively
        Outstanding--11,893,943 and 11,607,699 shares at March 31,          121,180         118,317
           1998 and June 30, 1997, respectively
    Additional paid-in capital                                           46,232,376      45,815,462
    Treasury stock, at cost--224,063 shares of Common Stock at
       March 31, 1998 and June 30, 1997, respectively                      (151,246)       (151,246)
    Accumulated deficit                                                 (15,867,764)    (10,504,681)
       Total stockholders' equity                                       ------------    ------------
                                                                         30,334,546      35,277,852
                                                                        ------------    ------------

                                                                        $37,673,190     $42,599,113
                                                                        ============    ============


The accompanying notes are an integral part of these consolidated financial statements.



              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                     Three Months Ended          Nine Months Ended
                                                                 --------------------------  ---------------------------
                                                                    March 31,     March 31,     March 31,     March 31,
                                                                      1998          1997          1998          1997
                                                                 ------------  ------------  ------------  -------------


Net revenue                                                       $8,852,171    $9,829,322    $27,006,218   $27,774,829
Cost of revenue                                                    2,973,597     2,039,152      7,980,521     5,625,357

                                                                 ------------  ------------  ------------  -------------
    Gross profit                                                   5,878,574     7,790,170     19,025,697    22,149,472

Operating expenses:
    Research and development                                       4,917,610     3,873,718     11,926,454    11,157,965
    Selling, general and administrative                            2,432,084     2,355,648      6,987,369     6,926,814
    Charge for purchased research and                                      -     5,400,000      2,000,000     5,400,000
development
    Non-recurring charge                                                   -             -      3,944,312             -

                                                                 ------------  ------------  ------------  -------------
        Loss from operations                                      (1,471,120)   (3,839,196)    (5,832,438)   (1,335,307)

Other income, net                                                    185,534       325,551        670,472       600,950
                                                                 ------------  ------------  ------------  -------------

        Loss before provision (benefit) for income taxes          (1,285,586)   (3,513,645)    (5,161,966)     (734,357)


Provision (benefit) for income taxes                                  58,452      (514,667)       201,117        38,190
                                                                ------------   ------------  ------------  -------------

        Net loss                                                 $(1,344,038)  $(2,998,978)   $(5,363,083)    $(772,547)

                                                                ============   ============   ============ =============

Loss per common and common equivalent share (Note 3)

       Basic net loss per share                                       $(0.11)       $(0.28)        $(0.46)       $(0.08)
                                                                =============  =============  ============= =============
       Diluted net loss per share                                     $(0.11)       $(0.28)        $(0.46)       $(0.08)
                                                                =============  =============  ============= =============

Weighted average common and common equivalent
shares outstanding
       Basic                                                      11,862,147    10,630,541     11,779,060     9,542,882
                                                                =============  =============  ============= =============
       Diluted                                                    11,862,147    10,630,541     11,779,060     9,542,882
                                                                =============  =============  ============= =============




The accompanying notes are an integral part of these consolidated financial statements.


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                      Nine Months Ended
                                                                                 ---------------------------
                                                                                    March 31,      March 31,
                                                                                      1998           1997
                                                                                 ------------  -------------

        Cash flows from operating activities:
            Net Loss                                                             $(5,363,083)    $(772,547)
            Adjustments to reconcile net loss to net
               cash used in operating activities:
                   Non-recurring charge                                            3,944,312             -
                   Charge for purchased research and development                   2,000,000             -
                   Depreciation and amortization                                   1,121,784       823,045
                   Deferred taxes                                                   (100,000)            -
                   Changes in assets and liabilities--
                   Accounts receivable                                              (142,853)   (2,194,478)
                   Contract receivable                                            (1,887,096)   (7,056,439)
                   Other receivables                                                 (23,834)            -
                   Inventories                                                      (409,336)     (217,069)
                   Prepaid expenses and other current assets                         488,331      (366,136)
                   Accounts payable                                                  243,875      (296,614)
                   Accrued payroll                                                  (632,824)            -
                   Accrued expenses                                               (1,553,662)    2,580,930
                   Deferred revenue                                                 (162,876)      320,684
                                                                                 ------------  ------------

                       Net cash used in operating activities                      (2,477,262)   (7,178,624)

                                                                                 -----------   ------------

        Cash flows from investing activities:
            Purchases of property and equipment                                   (1,075,760)   (1,278,115)
            Increase in other assets                                              (1,438,454)   (1,541,967)
            Cash paid for Seaport, net of cash acquired                             (902,468)            -
            Decrease in short-term investments                                             -       644,613
                                                                                 ------------  ------------
                       Net cash used in investing activities                      (3,416,682)   (2,175,469)

                                                                                 ------------  ------------

        Cash flows from financing activities:
            Repayment of term loans                                                   (9,838)     (886,833)
            Repayment of note payable to stockholder                                       -    (2,094,000)
            Proceeds from exercise of stock options                                  103,808        62,710
            Proceeds from employee stock purchase plan                               147,959             -
            Reissuance of treasury stock                                                   -            50
            Sale of Common Stock, net of issuance costs                                    -    30,685,000
            Reclassification of deferred offering costs                                    -       926,439
                                                                                 ------------  ------------

                      Net cash provided by financing activities                     241,929     28,693,366

                                                                                 ------------  ------------

        Net (decrease) increase in cash and cash equivalents                      (5,652,015)   19,339,273
        Cash and cash equivalents, beginning of period                            20,843,911     2,115,859
                                                                                 ------------  ------------
        Cash and cash equivalents, end of period                                 $15,191,896   $21,455,132
                                                                                 ============  ============


        Supplemental disclosure of cash flow information:
            Cash paid for interest                                                         $   $   135,631
                                                                                         180
                                                                                 ============  ============
            Cash paid for income taxes                                                     $   $   150,142
                                                                                      15,146
                                                                                 ============  ============



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

(b)  Contract Receivable

     The Company had an outstanding contract receivable of $9,298,384 and $7,411,288 at March 31, 1998 and June 30, 1997, respectively, from a significant customer. The contract receivable represents an agreement entered into by the Company and the customer whereby the Company licensed certain of its page description technology, including its version of the PostScript page description language, to the customer. This contract requires that the Company perform customer support in configuring its technology to the customer specifications. The Company follows contract accounting in recognizing revenue on this contract using the percentage of completion method.

(c)  Inventories

     Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                          MARCH 31, 1998        JUNE 30, 1997
Raw materials                                   $898,555            $523,295
Finished Goods                                   537,760             503,685
                                            ------------        ------------
                                              $1,436,316          $1,026,980
                                             ===========         ===========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(d)  Property and Equipment

     The Company records property and equipment at cost and provides for depreciation and amortization on a straight-line basis over the estimated useful lives of the assets, as follows:

                                         ESTIMATED
                                         USEFUL LIFE      MARCH 31, 1998      JUNE 30, 1997
                                                          --------------      -------------

Asset Classification
        Computer equipment                 3-5 Years          $4,238,983         $ 3,284,246
        Furniture and fixtures             3-7 Years           1,119,861           1,057,440
        Machinery and equipment            3-5 Years             365,585             306,983
                                                             -----------         -----------
                                                               5,724,429           4,648,669
       Less-Accumulated depreciation and amortization         (2,897,951)         (1,812,000)
                                                               ----------          -----------
                                                              $2,826,478         $ 2,836,669



(e)  Noncash Investing and Financing Activities


                                                           MARCH 31, 1998      MARCH 31, 1997
                                                           --------------      --------------
Supplemental disclosure of noncash transactions

Acquisition of property and equipment under capital
lease                                                      $        ---        $    140,037
                                                           ============        ============

Issuance of note payable related to the Seaport
acquisition                                                $  1,155,000        $        ---
                                                           ============        ============

Conversion of Class C Redeemable Convertible
Preferred Stock to Common Stock                            $        ---        $  8,231,410
                                                           ============        ============
Conversion of Class A Convertible Preferred Stock to
Common Stock                                               $        ---        $  3,606,658
                                                           ============        ============
Conversion of Class A Common Stock to Common Stock
                                                           $        ---        $     13,861
                                                           ============        ============

Conversion of Class B Common Stock to Common Stock
                                                           $        ---        $      5,589
                                                           ============        ============


3.   LOSS PER SHARE

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

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.   LOSS PER SHARE (CONT.)

     Basic and diluted loss per share, as required by SFAS No. 128, are as follows:


                                                  Three Months Ended                 Nine Months Ended
                                             -----------------------------       --------------------------
                                                March 31,       March 31,           March 31,     March 31,
                                                  1998            1997                1998          1997
                                             -------------   -------------       ------------   -----------


Net loss                                      $(1,344,038)    $(2,998,978)       $(5,363,083)   $(772,547)
                                             =============   =============       ============   ===========

Basic weighted average shares outstanding      11,862,147      10,630,541         11,779,060     9,542,882


Weighted average common equivalent                      -               -                  -             -
shares                                      -------------    -------------       ------------   -----------

Diluted weighted average shares                11,862,147      10,630,541         11,779,060     9,542,882
outstanding                                 =============    =============       ============   ===========

Basic loss per share                              $(0.11)         $(0.28)            $(0.46)       $(0.08)
                                            =============    =============       ============   ===========

Diluted loss per share                            $(0.11)         $(0.28)            $(0.46)       $(0.08)
                                            =============    =============       ============   ===========


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the anticipated shipment date of the Company's products, as well as customers' products containing the Company's products (including without limitation the XipChip 1.5 ASIC) and the development of and demand for the Company's future products. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to various risks and uncertainties, including, without limitation: (i) the possibility of termination of the Company's relationship with Hewlett-Packard Company, from which the Company derives a significant portion of its revenue from the supply of software and related technology and support; (ii) the Company's dependence for its revenue upon the success of its customers in developing and selling their own products, which incorporate the Company's technology, to end users; (iii) the phasing out of the Company's royalty payments from Lexmark International Group, Inc. and other long-term revenue streams; (iv) the Company's dependence on its relationships with a relatively small number of significant customers; (v) the difficulties and risks associated with the development and timely introduction of new products, such as the Company's embedded technology for multifunction peripheral devices, and the market acceptance of those products; (vi) the difficulties and risks associated with competing in a market characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, and in which the market success of entities providing embedded software products for office devices has historically been largely determined by their success in becoming one of the industry's standards; (vii) the Company's dependence for the success of its MFP-oriented products upon broad market acceptance of devices of this type, and upon its OEM customers' ability to develop and market MFPs that meet market demands for functionality, performance, speed, and network connectivity; (viii) the pressures of intense competition from the Company's competitors, including Adobe Systems Incorporated and others with significantly greater resources and name recognition than the Company; (ix) the possibility of increased competition from Adobe, in particular; (x) the difficulties and risks associated with effective management of the Company's growth; and (xi) the difficulties of hiring, especially engineers, in the Massachusetts job market. In addition, the market price of the Company's common stock could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors and other events or factors. Further, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market price of the stock of many technology companies. These fluctuations, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Any and all forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's annual report on Form 10-K dated September 29, 1997 and its Final Prospectus dated September 26, 1996, in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


OVERVIEW

     Xionics Document Technologies, Inc. designs, develops and markets advanced embedded systems technology for use in mainstream office devices such as printers, copiers, scanners and multifunction devices. The Company derives its revenue primarily from sales of its printer software products, which include revenue from software licenses, royalties, engineering services and maintenance, and from sales of its image acceleration products. Software license revenue consists of the Company's charges for licensed source code, which may include initial non-refundable fees that are recognized as revenue upon the shipment of the source code, provided there are no significant vendor obligations. Royalty revenue is generally earned as a percentage of net revenue from unit sales by licensees of products that incorporate the Company's software, and is generally recognized as earned in the Company's financial statements in the quarter in which amounts due to the Company have been determined using estimates based upon historical payments. Engineering services revenue is derived from fees paid for porting of the Company's software to customer-specific device controllers. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract, which is typically twelve months.


RESULTS OF OPERATIONS

FOR THE QUARTERS AND NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     Net revenue for the three months ended March 31, 1998 decreased 10% to $8.9 million compared to $9.8 million for the three months ended March 31, 1997. Net revenue for the nine months ended March 31, 1998, decreased 3% to $27.0 million compared to $27.8 million for the nine months ended March 31, 1997. The decreases in both the three and nine month periods resulted primarily from: 1) reduced royalty revenue, primarily the reduction of royalties earned from Lexmark, as the Lexmark printers in which Xionics software was deployed reach the end of their economic life. The decline in royalty revenue is anticipated to stabilize, with the potential for increasing revenue as new printers from customers which have licensed the Company's software begin to be deployed; and, 2) lower revenue from the Company's imaging products, specifically due to reduced shipments of the XipPrint printer accelerator products, which were impacted by the introduction of the HP LaserJet 4000 laser printer, that now includes the print performance that XipPrint provides as an add-on accelerator to HP and other printers. These decreases were partially offset by revenue received on the sale of manufactured controller boards and the sale of the XipChip, the Company's integrated processor chip for multifunction peripherals (MFP's). Most of the revenue from the sale of controller boards is from one customer and includes the service fees for design and set up of the manufacturing process through a third party manufacturer and primarily the sale of the controller board. In this particular contract the Company has contractual responsibility for fulfilling the Customer's orders and therefore includes the sale of the controller boards as revenue, which have low margins. The Company intends to continue to provide manufacturing services as a fee-based service to its customers. However, the Company will seek to structure future contracts so that the Company is not responsible for the fulfillment of the customer's board orders and therefore only the fee for the service and not the sale of the board will be included in net revenue.

     Gross profit for the three months ended March 31, 1998 decreased 25% to $5.9 million from $7.8 million for the three months ended March 31, 1997. Gross margin decreased to 66% for the three months ended March 31, 1998 compared to 79% for the three months ended March 31, 1997. Gross profit for the nine months ended March 31, 1998 decreased 14% to $19.0 million from $22.1 million for the nine months ended March 31, 1997. Gross margin decreased to 70% for the nine months ended March 31, 1998 compared to 80% for the nine months ended March 31, 1997. The decreases in both the gross profit and gross margin percentage in the three and nine month periods were attributable primarily to the lower revenue and, in the case of the gross margin, the decline in royalty revenue and revenue on imaging products that have a significantly higher margin than revenue earned on the sale of manufactured boards, which partially offset the net revenue decline.

     Research and development expenses increased by 27% to $4.9 million for the three months ended March 31, 1998 from $3.9 million for the three months ended March 31, 1997. Research and development expenses increased by 7% to $11.9 million for the nine months ended March 31, 1997 from $11.2 million for the nine months ended March 31, 1997. For both the three and nine month periods the higher expense level resulted primarily from increased expenditures relating to the Company's multifunction peripheral product ("MFP"), which is currently in development. A version of the MFP is also under development under a contract to Ricoh. Because of commitments under this contract, the Company expects to continue to dedicate significant engineering resources and a higher level of expenditures to the development of the MFP in order to meet its commitments under this contract. As a percentage of revenue, research and development expenses increased to 56% for the three months ended March 31, 1998 compared to 39% for the three months ended March 31, 1997 and increased to 44% for the nine months ended March 31, 1998 compared to 40% for the nine months ended March 31, 1997. The increases in research and development expenses as a percentage of revenue were principally the result of these increased expenditures and the drop in net revenue during the periods.

     Selling, general and administrative expenses remained relatively constant during the quarter and nine months ended March 31, 1998 compared to the comparable periods.

     Charge for Purchased Research and Development. On August 13, 1997, the Company completed the acquisition of Seaport Imaging (Seaport), San Jose, CA a leading developer of image processing software and hardware for production scanning and the document imaging market (the Seaport acquisition). The Company acquired all the outstanding shares of Seaport in a $2.46 million transaction. The Company paid $1.1 million in cash at closing and the balance is evidenced by a promissory note. The Seaport acquisitioin resulted in a charge of $2 million for purchase in-process research and development cost. This amount represents the value of acquired in-process research and development projects as determined by an independent appraisal. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in the Seaport acquisition has required substantial additional development.

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

     During the three month period ended March 31, 1998, other income net decreased by $140,000, or 43%, compared to the three month period ended March 31, 1997. This decrease resulted primarily from reduced cash and cash equivalents balances due to acquisitions. Included in other income is interest expense and other income, which increased by $70,000, or 12%, during the nine month period ended March 31, 1998, compared to the nine month period ended March 31, 1997. The increase resulted primarily from increased cash and cash equivalents balances as a result of receiving proceeds from the Company's September 26, 1996 initial public offering.

     The Company did not provide any income tax benefits on the operating losses incurred during the three and nine month periods ended March 31, 1998, however, the provision provided in each of the periods represents foreign and other minimum taxes which do not benefit from the operating losses. These foreign and minimum taxes for the 1998 period are comparable with the 1997 periods. The Company recorded a $515,000 benefit for income taxes for the three month period ended March 31, 1997, primarily resulting from the recognition of a portion of the Company's deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash and cash equivalents of $15.2 million compared to $20.8 million at June 30, 1997. This decrease is primarily due to uses of cash for operating activities, computer equipment purchases, and for the August 1997 acquisition of Seaport Imaging.

     At present, the Company has available a $4.0 million working capital revolving line of credit and a $2.0 million term loan facility with a bank, both of which are secured by substantially all assets of the Company. The working capital line of credit terminates on December 1, 1998, and no term loan will be made after December 1, 1998. Under the loan facilities, the Company is required to comply with certain restrictive covenants, with which the Company was in compliance as of March 31, 1998. The interest rate for the working capital line of credit is the bank's prime rate; the interest for the term loan facility is the bank's prime rate plus 0.5%. As of March 31, 1998, there were no outstanding borrowings under the working capital line of credit and term loan facility. Under the terms of the working capital and term loan facilities, the Company is prohibited from declaring or paying dividends on its Common Stock. While the Company may in the future use private placements or public offerings of its securities as a source of liquidity, it has no present intention to do so.

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

                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 1998, the Company sold 41,860 shares of unregistered common stock in reliance on exemptions available under Securities and Exchange Commission Rule 701, pursuant to the exercise of employee stock options granted under the Company's 1995 and 1996 Stock Option Plans (the "Plans") prior to the effectiveness of the Company's registration statement on Form S-8 covering the Plans, filed November 4, 1996. The average exercise price for the shares was $0.72, and the total consideration received by the Company for the sale of such stock was $30,136. Use of proceeds is as disclosed in the Company's Annual Report on Form 10-K filed with the Commission on September 29, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27     Financial Data Schedule

        (b)     Reports on Form 8-K

               On January 30, 1998, the Company filed a report on Form 8-K reporting the resignation of Robert E. Gilkes as Chairman of the Board of Directors and as a director, and the appointment of Paul R. Low as Chairman of the Board of Directors.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    XIONICS DOCUMENT TECHNOLOGIES, INC.



NAME                                          TITLE                   DATE


  /S/ PETER J. SIMONE        President and Chief Executive        May 13, 1998
------------------------     Officer
      PETER J. SIMONE


  /S/ ROBERT L. LENTZ        Senior Vice President and Chief      May 13, 1998
------------------------     Financial Officer
      ROBERT L. LENTZ