Form 10-K
period 1998-06-30
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1998-09-28
CIK 1014586

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934

                    For the fiscal year ended June 30, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 15, 1998, was $37,239,827, based on the last sale price as reported by The Nasdaq Stock Market.

     As of September 15, 1998, there were 12,393,941 shares of the registrant's common stock issued and 12,169,878 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information from the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held November 23, 1998 is incorporated by reference in Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I
ITEM 1.   BUSINESS....................................................     2
ITEM 2.   PROPERTIES..................................................     7
ITEM 3.   LEGAL PROCEEDINGS...........................................     7
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     7

                               PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................     8
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................     9
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    10
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................    18
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    18
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................    18

                               PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    19
ITEM 11.  EXECUTIVE COMPENSATION......................................    19
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................    19
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    19

                               PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
          8-K.........................................................    20
SIGNATURES............................................................    23
SUMMARY OF TRADEMARKS.................................................    24
FINANCIAL STATEMENTS..................................................   F-1

                                     PART I

     IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS AFFECTING FUTURE RESULTS." READERS SHOULD CAREFULLY REVIEW THESE RISKS AND THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED IN THE COMPANY'S 1999 FISCAL YEAR. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR UPDATE THEM TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-K.

ITEM 1.  BUSINESS.

BUSINESS OVERVIEW

     Xionics Document Technologies, Inc. ("Xionics" or the "Company") is a leading designer, developer and supplier of innovative software and silicon solutions for printing, scanning, copying, processing and transmitting digital documents to computer peripheral devices that perform document imaging functions. Such devices include printers, copiers, scanners, and fax machines, as well as multifunction peripherals ("MFPs") that perform a combination of these imaging functions. The Company offers integrated, modular embedded software products, along with firmware and silicon technology products, that enable the high-speed capture, processing, printing, copying and transmission of complex electronic documents locally and across networks. The Company also offers complementary personal computer software products, including printer drivers and MFP applications software. Xionics provides standards-based technology around which its customers -- original equipment manufacturers ("OEMs") of peripheral devices -- can design and develop differentiated products. Xionics' technology and expertise is packaged as a range of products and services, from licenses of core source code to complete turnkey controller solutions, all designed to help OEMs get their devices to market quickly and cost-effectively. Xionics markets its solutions directly to OEMs such as Hewlett-Packard, Xerox, Ricoh, Seiko Epson and Sharp.

     The Company was incorporated in Delaware on December 30, 1992 under the name Xionics International Holdings, Inc., although a predecessor to the Company was formed prior to 1985. In May 1995, the Company changed its name to Xionics Document Technologies, Inc. The Company's executive offices are at 70 Blanchard Road, Burlington, Massachusetts 01803. Its telephone number is 781-229-7000.

CORE TECHNOLOGIES

     Intelligent Peripheral System. At the heart of Xionics' enabling technology for OEMs, and forming the foundation of Xionics' embedded systems product offerings, is the Intelligent Peripheral System ("IPS"), a modular, scalable, layered software and hardware architecture that provides processing and control of document imaging peripheral devices. IPS was developed based on Xionics' longstanding expertise in the development of page description language interpreters, and enhanced and extended into a complete controller architecture for printers and MFPs through Xionics' intensive investment in research and development over the past several years. The Intelligent Peripheral System gives OEMs the ability to build high-performance, network-enabled devices quickly and cost-effectively. As OEMs increasingly rely on outside suppliers to provide foundation technology for their document imaging devices, IPS enables Xionics to meet OEMs' outsourcing needs and capture a significant share of the expanding market for outsourced technology and engineering services. The Intelligent Peripheral System is productized in a series of software developer packages and hardware components, as follows.

PRODUCTS

     IPS-PRINT. IPS-PRINT is a software developer package that contains page rendering application components and supporting embedded system service components needed to build printer controllers. (A controller is a printed circuit board inside the printer that contains all of the processing components, circuitry and firmware necessary to enable the printer to convert data received from a user's personal computer into marks on the printed page.) The package includes Xionics' industry-leading compatible implementations of industry-standard software interpreters for the PostScript and PCL page description languages ("PDLs"). Each Xionics PDL interpreter can render color and Asian-font pages as well as standard monochrome output. IPS-PRINT includes patented methods for significantly reducing the amount of printer memory necessary for rendering complex pages.

     IPS-MFP. IPS-MFP is a software developer package that includes all of the components of IPS-PRINT plus additional components, including the Company's XipChip family of application-specific integrated circuits ("ASICs"), that are designed to allow OEMs to build high-performance, cost-effective controllers for multifunction peripheral devices. The additional software components include applications for copy, scan and fax functions plus the extended core system services needed to support the concurrent operation of multiple functions. IPS-MFP includes XipApp, an image and document management software development toolkit, that will allow OEMs to create their own MFP product extensions and enhancements.

     IPS/2000 Operating System. The IPS/2000 operating system provides a real-time, multitasking core services system based on a dataflow architecture which permits the direction of multiple parallel data streams through a system of software-defined and hardware-executed pipelines. IPS/2000 controls conventional RISC processors in printer-only configurations, and can control the XipChip family of MFP-oriented ASICs in multiple-function configurations.

     XipChip Family of ASICs. Xionics has completed development of XipChip 1.5, the first in its family of parallel image data processing ASICs directed at the processing needs of advanced MFPs. The XipChip processor family is expected to provide the massive bandwidth required to drive advanced MFPs and provide true concurrent operation of two or more functions (for example, receiving a fax and making a copy) running simultaneously on the same MFP device. XipChip 1.5 is expected to ship in commercial volumes in an OEM's MFP device in the fourth calendar quarter of 1998.

     Printer Drivers. Xionics offers printer drivers for the PCL6, PCL5E and PostScript page printing environments and the Microsoft Windows 3.1, Windows 95, Windows 98 and Windows NT 4.0 operating systems. Driver user interfaces may be customized to match the individual OEM's look and feel, and translated into a wide variety of human languages, including Asian languages.

     Sale of Assets of Digital Document Products Division. On August 12, 1998, the Company sold substantially all of the assets of its Digital Document Products Division ("DDPD") to GammaGraphX, Inc. ("GGX") of Waltham, Massachusetts for consideration consisting of future royalties on GGX's future sales of all products purchased from the Company in this transaction from the date of closing through September 2001, or until royalties reach an aggregate of $2.2 million, subject to provisions as defined in the asset purchase agreement; assumption of certain liabilities; and promissory notes, payable in 1999 and 2000, totaling $1.28 million, subject to collection of receivables sold in the transaction. The assets sold include the line of print and scan image acceleration products formerly marketed by the Company under the names Turbo, Lightning, PowerLightning and XipPrint, as well as the scanner control board products and bar code recognition software products formerly marketed by Seaport Imaging ("Seaport"), which was acquired by the Company in August, 1997.

SERVICES

     Non-Recurring Engineering Services. Xionics assists OEMs in deploying its products and technology in their devices by providing engineering services which may include complete controller design as well as custom engineering for vendor-specific features that complement the Company's standard technology. In addition, during fiscal 1998 the Company established the Xionics Partners Program to give Xionics and OEM customers the option of using an independent development partner closely allied with Xionics for development and integration services.

     Manufacturing Services. Xionics provides comprehensive management services to OEMs wishing to procure a total turnkey controller solution through Xionics working with its development and manufacturing partners to have a controller board designed and produced for the OEM. Manufacturing services which Xionics provides include complete project management of the design, development, and manufacturing start-up, as well as management of the ongoing production of the OEM's controller board by a third-party manufacturing contractor.

     OEM Services. The Company's OEM Services group provides customer support in every aspect of development, training and maintenance. Software maintenance service is provided on a contract basis, and includes updates of the licensed software along with support in the form of telephonic and electronic mail response to customer questions. Engineering support services, in which Xionics engineers perform or assist with specific engineering tasks for OEMs, are available for a fee either on a project-specific or general as-needed basis.

SALES AND MARKETING

     The Company markets and sells its products and services, and licenses its software, directly to OEMs of document imaging peripheral devices such as printers, copiers and scanners, who in turn distribute their products worldwide. In addition, Xionics has licensed certain of its independent development partners, participants in the Xionics Partners Program who perform porting or controller design services for OEMs, to distribute its printer software to OEMs for inclusion in the products being developed by the partners for the OEMs. As of September 15, 1998, the Company's sales force had a staff of 11 people engaged in direct sales and sales support and located at the Company's headquarters in Burlington, Massachusetts and the Company's sales office in Tokyo, Japan. The Company derives a significant portion of its revenue from sales and licenses of its products to international customers. The Company seeks to enhance its relationships with existing OEM accounts and to obtain new customers through a dedicated account management program and through worldwide new business development efforts. Sales account executives each work with a limited number of OEM customers to focus on partnership building. Due to the technical nature of the Company's products, each account executive is assigned an applications engineer, who works with the customer's engineering team to promote the adoption of the Company's products. Additionally, senior Company executives are active participants in all significant OEM relationships. The Company regularly participates in trade shows such as COMDEX, CeBIT, and the Seybold Seminars. In addition, the Company's marketing communications group manages public relations efforts, produces and distributes marketing and product support materials and maintains a World Wide Web site with the address www.xionics.com.

CUSTOMERS

     The Company's customers consist primarily of OEMs that manufacture printers, copiers and scanners, and also include several suppliers of subsystems or components to such OEMs. As of September 15, 1998, the Company had licensed its IPS products to over 42 OEMs. For the fiscal year ended June 30, 1998, one customer, Hewlett-Packard Company, accounted for approximately 53% of the Company's net revenue and a second customer, Mita Digital Design, Inc. (including its affiliates), accounted for approximately 14% of the Company's net revenue.

     Since September 1994, the Company has had a significant relationship with Hewlett-Packard Company to supply printer software and related technology and support. For the three years ended June 30, 1998, 1997, and 1996, revenue from Hewlett-Packard accounted for approximately 53%, 58%, and 54%, respectively, of the Company's net revenue. The Company expects that revenue from its relationship with Hewlett-Packard will continue to represent a material percentage of the Company's total revenue for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In March 1996, the Company entered into an amendment of its preexisting agreement with Hewlett-Packard. Under the amended agreement (the "1996 HP Agreement"), the Company licensed certain of its page description language technology, including its version of the PostScript page description language, to Hewlett-Packard. The Company has met all performance milestones on which its right to receive future payments under the 1996 HP Agreement was conditioned. The Company's revenue stream from Hewlett-Packard under the 1996 HP Agreement will continue until February 1999, and its cash flow under the 1996 HP Agreement will continue through calendar 1999.

     In June 1998, the Company entered into a new agreement with Hewlett-Packard (the "1998 HP Agreement"), under which the Company will develop and license additional page description language technology to Hewlett-Packard. The Company expects that its revenue and cash receipts from Hewlett-Packard will continue after the expiration of the 1996 HP Agreement as the result of the new agreement through December 2000. However, the Company's right to receive payments under the 1998 HP Agreement is conditioned upon the Company's meeting specified delivery milestones. Hewlett-Packard has the right to terminate the 1998 HP Agreement upon a failure by the Company to comply with any of the provisions of the 1998 HP Agreement that is not cured within 30 days, and upon the commencement of certain bankruptcy or insolvency proceedings.

     By its nature, the OEM market for embedded printing and imaging systems and software is limited to a small number of companies worldwide who manufacture document imaging devices. This market, in turn, is dominated by a very few companies, most of whom are customers of Xionics. The Company's dependence on its relationships with this small group of companies, combined with the limited number of OEMs in the market, means that the Company's business, results of operations and financial condition could be materially adversely affected if the Company were unable to sustain its customer relationships or if any of its significant customers were to experience financial, operational or other difficulties that resulted in a reduction of orders to the Company or a failure to pay amounts due to the Company.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are primarily conducted at the Company's headquarters in Burlington, Massachusetts. As of September 15, 1998, the Company employed 114 software and hardware design engineers, project managers and engineering support staff. The primary activities of these employees are new product development, enhancement of existing products, product testing and technical documentation development. A substantial majority of the Company's expenses for research and development are allocated to ongoing development of the Company's IPS-PRINT printer software products and the enhanced systems technology for its IPS-MFP products. A portion of the development staff is engaged in future technology development in such areas as Internet and corporate intranet applications, advanced color imaging and next-generation ASICs. The Company has developed significant tools and methodologies for the automation of testing, bug tracking and technical document management. The Company's total research and development expense for fiscal years 1998, 1997, and 1996 was $15.5 million, $13.4 million and $8.1 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development, although a significant percentage of the engineering staff will be devoted to customer sponsored engineering, which is included in cost of revenue.

     Through Xionics Document Technologies GmbH ("Xionics GmbH"), a wholly owned subsidiary located in Dortmund, Germany, the Company has a dedicated ASIC design staff working to design the XipChip family of ASICs, as well as other future silicon technology. In 1995, the Company acquired this entity in order to gain access to the experience of its principal in the design, development and deployment of complex silicon technology. The Company is participating in IBM Microelectronics' core-plus-ASIC program, whereunder Xionics and IBM Microelectronics are working jointly to produce the XipChip family of ASICs to Xionics' proprietary design.

COMPETITION

     The market for the Company's products is highly competitive, and many of the Company's competitors have significantly more resources than the Company. Principal competitive factors include brand identity, features, price, performance, ease of integration, service and time to market.

     In the market for embedded printer systems, the Company's IPS-PRINT product line has one primary competitor, Adobe Systems Incorporated ("Adobe"), which has significantly greater resources than the Company. Adobe was the developer of the PostScript page description language, which acquired a significant brand name image. However, Hewlett-Packard, the Company's largest customer for its IPS-PRINT page description language interpreter products, has discontinued the use of Adobe PostScript in some of its printer products. A few other competitors, including Peerless Systems Corporation, also exist in this area. In addition, certain large OEMs develop their own proprietary PDL components as an alternative to purchasing commercially available products such as those sold by the Company.

     The market for a comprehensive MFP controller solution is in the development stage. The Company has a number of potential competitors for its IPS-MFP product line in development, many with significantly greater resources than the Company. Companies such as Peerless Systems Corporation and Electronics for Imaging, Inc. reportedly are or could be developing MFP systems solutions, including integrated processor chips which could compete with the Company's XipChip family of ASICs. The OEMs now in the market with MFP products have developed much of their base MFP technology internally, and the Company expects to continue to compete with these in-house development groups.

     In the market for printer driver software, the Company competes primarily with a small number of companies, including Software 2000 Limited and Peerless Systems Corporation, who also offer such software. In addition, a few OEMs have their own internal driver development capacity.

     In the market for engineering services and manufacturing services the Company competes primarily with OEMs' internal development and manufacturing groups, as well as with third-party design houses and contract manufacturers. Several other companies, including Peerless Systems Corporation, also compete with the Company in this area.

INTELLECTUAL PROPERTY

     The Company possesses four United States patents, which will expire at various future dates beginning in 2011, and has recently received a Notice of Allowance of a fifth patent from the U.S. Patent and Trademark Office. In addition to its patents, the Company also relies on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and license agreements for the protection of its intellectual property. The source code for the Company's products is protected as an unpublished work under the copyright laws as they currently exist. Despite these precautions unauthorized third parties may be able to copy or reverse-engineer all or portions of the Company's products.

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

     The Company believes that, because embedded systems and software technology for printers and MFPs changes and develops rapidly, patent, trade secret and copyright protection are less important to its ability to compete effectively than factors such as the knowledge, ability and experience of its employees; contractual relationships with its market-leading OEM customers; and ongoing product development and technological innovation.

OPERATIONS

     The Company's operations consist primarily of materials planning for its controller design and manufacturing services businesses. The Company provides quality-assurance services in order to test its software and controller products in conjunction with its OEM customers' printers and MFP devices. The Company has an in-house software duplication facility which reproduces the Company's OEM software products on magnetic tape or other media for delivery to OEMs. To date, the Company has not experienced significant difficulties in obtaining raw materials for the manufacture of its OEM customers' turnkey controller boards or duplication of its software products, although an interruption in production by a supplier could delay shipments of OEMs' products incorporating those of the Company. There was no material backlog of product orders as of September 15, 1998.

     The Company expects IBM Microelectronics to be its sole source of supply for its XipChip 1.5 and 2.0 ASICs. Although the Company believes it could develop other sources for these custom components, no alternative source currently exists, and identifying an alternative source and obtaining such components from the alternative source could take several months or longer.

EMPLOYEES

     As of September 15, 1998, Xionics had approximately 168 full-time employees. The Company employs 114 people in engineering for company or customer-sponsored development, 21 in sales and marketing, 11 in manufacturing services and operations, and 22 in accounting and administrative functions. The Company hires temporary employees on an as-needed basis to meet development goals. The Company implemented a small reduction in force in mid-fiscal 1998 for expense control reasons. None of the employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are good. Competition in recruiting personnel in the high-technology industry is intense. The Company believes that its future success will depend in part on its continued ability to recruit and retain highly skilled engineering and technical personnel.

ITEM 2.  PROPERTIES.

     The Company's principal administrative, sales, marketing, and research and development facility is located in a leased facility with approximately 74,000 square feet of space in Burlington, Massachusetts, which the Company occupies under a lease expiring in 2002. Xionics' Japanese sales activities are conducted from a leased office in Tokyo, Japan. The Company conducts certain of its research and development activities at a leased facility in Dortmund, Germany, and conducts some sales and development activities related to its printer driver business at a leased facility in Freiberg/Neckar, Germany. The Company believes that its facilities are adequate for its current and foreseeable future needs, and that suitable additional space is likely to be available on commercially reasonable terms to accommodate the Company's additional future needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock began trading on The Nasdaq Stock Market on September 26, 1996 under the symbol "XION." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by Nasdaq, since the Common Stock commenced public trading:

                                                               COMMON STOCK
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
QUARTERS ENDED:
  September 30, 1996.......................................  $15.00    $14.25
  December 31, 1996........................................  $15.38    $12.00
  March 31, 1997...........................................  $22.25    $12.00
  June 30, 1997............................................  $17.50    $10.00

  September 30, 1997.......................................  $18.00    $10.25
  December 31, 1997........................................  $19.63    $ 3.19
  March 31, 1998...........................................  $ 6.38    $ 3.47
  June 30, 1998............................................  $ 7.75    $ 4.00

     On September 15, 1998, the last sale price of the Common Stock was $3.06.

STOCKHOLDERS

     As of September 15, 1998, there were approximately 97 stockholders of record and 12,169,878 outstanding shares of Common Stock. The Company believes there are approximately 3,500 beneficial owners of the Company's Common Stock.

DIVIDENDS

     The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended June 30, 1998, the Company sold 143,432 shares of unregistered common stock in reliance on exemptions available under Securities and Exchange Commission Rule 701, pursuant to the exercise of employee stock options granted under the Company's 1993, 1995 and 1996 Stock Option Plans (the "Plans") prior to the effectiveness of the Company's registration statement on Form S-1, declared effective September 24, 1996. The average exercise price for the shares was $0.51, and the total consideration received by the Company for the sale of such shares was $72,847.

USE OF PROCEEDS

     A portion of the net proceeds of the Company's initial public offering of its common stock pursuant to its registration statement on Form S-1, declared effective September 24, 1996, have been used for repaying certain indebtedness and for the acquisition of complementary businesses, namely GCA Gesellschaft fur Computer-Anwendung mbH ("GCA") and Seaport. A majority of the net proceeds remain invested in short-term, interest-bearing, investment-grade securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The Selected Consolidated Financial Data set forth below with respect to the Balance Sheet Data at June 30, 1997 and June 30, 1998 and the Statement of Operations Data for each of the three years in the period ended June 30, 1998, have been derived from the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K that have been audited by Arthur Andersen LLP, independent public accountants, as indicated by their report thereon contained elsewhere herein. The Balance Sheet Data as of June 30, 1994, June 30, 1995 and June 30, 1996 has been derived from consolidated financial statements of the Company not included in this Form 10-K that have been audited by Arthur Andersen LLP, independent public accountants. The financials statements as of and for the year then ended June 30, 1994 are those of the Company's Digital Document Products Division only, and have been restated to reflect the accounting for the sale of the Division's assets as discontinued operations. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                  YEAR ENDED JUNE 30,
                                            ---------------------------------------------------------------
                                              1994         1995         1996          1997          1998
                                            ---------    ---------    ---------    ----------    ----------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenue...............................  $      --    $   4,758    $  13,172    $   29,179    $   29,101
Cost of revenue...........................         --          594        1,289         3,649        11,255
                                            ---------    ---------    ---------    ----------    ----------
Gross profit..............................         --        4,164       11,883        25,530        17,846
Operating expenses:
  Research and development................         --        3,834        8,125        13,428        15,544
  Selling, general and administrative.....         --        3,311        5,720         7,144         6,996
  Non-recurring charges...................         --           --           --            --         6,690
  Charge for purchased research and
    development...........................         --        3,492           --         5,400            --
                                            ---------    ---------    ---------    ----------    ----------
Loss from operations......................         --       (6,472)      (1,962)         (442)      (11,384)
Other income (expense), net...............         --         (292)        (119)          853           843
                                            ---------    ---------    ---------    ----------    ----------
Income (loss) before provision for income
  taxes...................................         --       (6,764)      (2,081)          411       (10,541)
Provision for income taxes................         --           --           --           346           272
                                            ---------    ---------    ---------    ----------    ----------
Income (loss) from continuing
  operations..............................         --       (6,764)      (2,081)           65       (10,814)
Income (loss) from discontinued
  operations, net of taxes................        243          739          548           787        (5,438)
                                            ---------    ---------    ---------    ----------    ----------
Net income (loss).........................  $     243    $  (6,025)   $  (1,533)   $      852    $  (16,252)
                                            =========    =========    =========    ==========    ==========
Income from continuing operations per
  share
  Basic...................................  $      --    $      --    $   (1.37)   $     0.01    $    (0.91)
                                            ---------    ---------    ---------    ----------    ----------
  Diluted.................................  $      --    $      --    $   (1.37)   $     0.01    $    (0.91)
                                            =========    =========    =========    ==========    ==========
Income (loss) from discontinued operations
  per share
  Basic...................................  $      --    $      --    $    0.36    $     0.08    $    (0.46)
                                            =========    =========    =========    ==========    ==========
  Diluted.................................  $      --    $      --    $    0.36    $     0.07    $    (0.46)
                                            =========    =========    =========    ==========    ==========
Net income (loss) per share
  Basic...................................  $    0.04    $   (4.54)   $   (1.01)   $     0.09    $    (1.37)
                                            =========    =========    =========    ==========    ==========
  Diluted.................................  $    0.18    $   (4.54)   $   (1.01)   $     0.07    $    (1.37)
                                            =========    =========    =========    ==========    ==========
Weighted average number of shares
  outstanding
  Basic...................................  1,327,293    1,327,293    1,517,674     9,948,607    11,830,541
                                            =========    =========    =========    ==========    ==========
  Diluted.................................  5,613,780    1,327,293    1,517,674    12,080,987    11,830,541
                                            =========    =========    =========    ==========    ==========

                                                                       JUNE 30,
                                            ---------------------------------------------------------------
                                              1994         1995         1996          1997          1998
                                            ---------    ---------    ---------    ----------    ----------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.................  $      --    $   1,226    $   2,760    $   20,844    $   15,243
Working capital...........................         --       (2,365)     (28,343)       26,872        15,766
Total assets..............................         --        6,888        9,110        42,297        33,933
Long-term debt, net of current
  maturities..............................         --        4,849        2,658            --           575
Redeemable preferred stock................         --        2,276        8,231            --            --
Stockholders' equity (deficit)............  $      --    $  (5,377)   $  (6,570)   $   35,278    $   19,519

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Xionics Document Technologies, Inc. designs, develops and markets innovative software and silicon solutions for printing, scanning, copying, processing and transmitting digital documents to computer peripheral devices that perform document imaging functions. Such devices include printers, copiers, scanners, and fax machines, as well as multifunction peripherals that perform a combination of these imaging functions. The Company began in the late 1980's to develop and introduce new document imaging technology used to accelerate the high-volume capture, display and printing of business records. In October 1994, the Company acquired certain assets of the Peripherals Division of Phoenix Technologies Ltd. ("Phoenix"), including page description language interpreters, printer operating systems software, network connectivity solutions and other core printer technologies (the "Phoenix acquisition"). The Phoenix acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Approximately $3.5 million of the purchase price was allocated to the purchase of incomplete research and development projects and was charged to expense as of the acquisition date. In February 1997, the Company acquired GCA Gesellschaft fur Computer-Anwendung mbH ("GCA") for $5.0 million in cash (the "GCA acquisition"). The GCA acquisition was also accounted for as a purchase in accordance with APB Opinion No. 16. The Company allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price was identified in an independent appraisal as intangible assets using proven valuation procedures and techniques, including approximately $5.4 million of in-process research and development. Acquired intangibles include the assembled workforce of GCA and goodwill.

     In June 1998 the Company announced a restructuring of its operations to position the Company to return to profitability resulting in non-recurring charges including amounts in discontinued operations of $9.4 million. In addition to the restructuring, the Company announced its intent to sell the Company's Digital Document Products Division ("DDPD"), which sells print and scan image accelerator products. DDPD also includes the assets of Seaport Imaging ("Seaport"), which was acquired in August 1997 for $2.5 million, including direct acquisition costs, of which $1.1 million was paid at closing and $1.1 in promissory notes payable over two years. The sale of DDPD has been accounted for as discontinued operations resulting in a loss of $5.4 million, including the loss on the sale and the loss from discontinued operations. All comparative financial statements have been restated to reflect this accounting treatment. On August 12, 1998, the Company announced the sale of substantially all of the assets of DDPD for consideration consisting of future royalties on GGX's sales of products purchased in the transaction through September 2001 or until royalties reach an aggregate of $2.2 million; assumption of certain liabilities; and promissory notes totaling $1.28 million payable in 1999 and 2000, subject to collection of receivables sold in the transaction.

     The Company derives its revenue primarily from sales of its printer software products, which include revenue from software licenses, royalties, engineering and manufacturing services and maintenance. Software license revenue consists of the Company's charges for licensed source code, which generally includes initial non-refundable fees which are recognized as revenue upon the shipment of the source code, provided there are no significant vendor obligations. Royalty revenue is generally earned as a percentage of net revenue or a fixed amount from unit sales by licensees of products that incorporate the Company's software, and is generally recognized as earned in the Company's financial statements in the quarter in which amounts due to the Company have been determined using estimates based upon historical payments. Engineering services revenue is derived from fees paid for porting of the Company's software to customer-specific printer controllers and is recognized as revenue as the services are performed or using percentage of completion contract accounting. Manufacturing services revenue is derived from fees received for providing design and manufacturing coordination and support on behalf of the OEM. These fees are earned over the manufacturing period. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract, which is typically twelve months.

     The Company generates a significant portion of its revenue from customers located outside of the United States. Such revenue accounted for 32%, 24% and 16% of the Company's net revenue for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The Company's export revenue is primarily denominated and collected in United States dollars.

     In March 1996, the Company entered into an amendment of its preexisting development and license agreement with Hewlett-Packard (the "1996 HP Agreement"). Under the 1996 HP Agreement, the Company licensed certain of its page description technology, including its version of the PostScript page description language, to Hewlett-Packard. Revenue from the 1996 HP Agreement will be recognized by the Company over three years using percentage of completion contract accounting. Such revenue accounted for 53%, 58% and 54% of the Company's net revenue for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Payments under the 1996 HP Agreement include the Company's charges for source code access, engineering services, license rights and ongoing maintenance and support. In June 1998, the Company entered into a new agreement with Hewlett-Packard (the "1998 HP Agreement") that will result in an ongoing revenue stream beyond the existing contract at levels nearly comparable with the existing agreement. Hewlett-Packard has the right to terminate the 1998 HP Agreement upon a failure by the Company to comply with any of the provisions of the 1998 HP Agreement that is not cured within 30 days, and upon the commencement of certain bankruptcy or insolvency proceedings involving the Company. Under the 1996 HP Agreement revenue will end in February 1999, although cash payments will continue until December 1999. Under the 1998 HP Agreement which expires in December 2000, the Company will develop, license and support new page description languages.

     A substantial portion of the Company's operating expenses are related to research and development. In addition to expenses for the ongoing development of printer systems products, the Company has committed significant resources to the development of multifunction peripheral technology from which the Company does not expect to recognize any material revenue in the short term. As part of the restructuring announced in June 1998, the Company included as non-recurring cost of revenue a $2.7 million charge representing certain costs under contracts with Ricoh, including the future costs to complete the development of an MFP. Under the contract, Ricoh made a certain level of guaranteed payments to the Company for the MFP development. However, the estimated cost to complete now exceeds any further development payments from Ricoh, which as required by generally accepted accounting principles, results in the immediate recognition of the loss. Once the MFP is deployed by Ricoh, which is anticipated for the fall 1998, the Company will receive a royalty on each unit shipped. The Ricoh MFP is the first product to include the XipChip, an integrated ASIC for multifunctional devices, which the Company intends to market to other manufacturers of MFPs. Also as part of the restructuring the Company implemented a workforce reduction of approximately 10%, predominantly in the marketing and administrative areas. This workforce reduction coupled with the sale of DDPD has brought the Company's total personnel down to 168 from a high of approximately 220 reached during fiscal 1998. The Company intends to maintain its current level of staffing and will increase its engineering expenses to meet specific customer sponsored engineering services requirements.

     The Company had no provision for income taxes for fiscal 1996 due to net losses incurred in the period. In fiscal 1998 and 1997, the Company recorded a tax provision of approximately $272,000 and $345,000, respectively. In fiscal 1998, the provision relates primarily to taxes on foreign operations which do not benefit from loss carryforwards. As of June 30, 1998, the Company had available net operating loss carryforwards of approximately $11.9 million for U.S. federal income tax reporting purposes. These carryforwards may be used to offset future taxable income, if any and are subject to review and possible adjustment by the Internal Revenue Service.

RESULTS OF OPERATIONS

     The following table summarizes the Company's significant operating results as a percentage of net revenue for each of the periods indicated.

                                                        YEAR ENDED JUNE 30,
                                                      -----------------------
                                                      1998     1997     1996
                                                      -----    -----    -----
Net revenue.........................................  100.0%   100.0%   100.0%
Cost of revenue.....................................   38.7     12.5      9.8
                                                      -----    -----    -----
Gross profit........................................   61.3     87.5     90.2
Operating expenses:
  Research and development..........................   53.4     46.0     61.7
  Selling, general and administrative...............   24.0     24.5     43.4
  Non-recurring charges.............................   23.0      0.0      0.0
  Charge for purchased research and development.....    0.0     18.5      0.0
                                                      -----    -----    -----
Loss from operations................................  (39.1)    (1.5)   (14.9)
Other income (expense), net.........................    2.9      2.9     (0.9)
                                                      -----    -----    -----
Income (loss) before provision for income taxes.....  (36.2)     1.4    (15.8)
Provision for income taxes..........................    0.9      1.2      0.0
                                                      -----    -----    -----
Income (loss) from continuing operations............  (37.1)     0.2    (15.8)
Income (loss) from discontinued operations..........  (18.7)     2.7      4.2
                                                      -----    -----    -----
Net income (loss)...................................  (55.8)%    2.9%   (11.6)%
                                                      =====    =====    =====

FISCAL YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

     Revenue. Revenue totaled $29.1 million in fiscal 1998, essentially flat with fiscal 1997 revenue of $29.2 million. However, the components of revenue changed between the years. In 1998, revenues from sales of manufactured boards and customer sponsored engineering services that were subcontracted directly to third parties increased to 21.6% of revenue in 1998 vs. 4.6% in 1997. Revenues from the sale of driver software increased to approximately 5.3% of revenue in 1998 vs. 3.5% in 1997. Offsetting these increases were decreases in revenues from royalties and licensing of the Company's PDL software products, including revenue recognized under the 1996 HP Agreement, which represented approximately 68.4% of fiscal 1998 revenue compared to approximately 84.2% in 1997. The decline in royalty and license revenue resulted primarily from the reduction in royalties from Lexmark on printers that incorporated the Company's IPS printer language software, but which had reached the end of their product life, and a decline in the recognition of revenue under the 1996 HP Agreement. Hewlett-Packard represented 53.3% of revenue in 1998 vs. 57.5% in 1997. Also offsetting the increase in revenue was revenue recognized on the development contract of the MFP which declined to approximately 0.8% of revenue in 1998 vs. approximately 5.6% in 1997.

     Gross Profit. Gross profit declined to $17.8 million, or 61.3% of revenue, in 1998 versus $25.5 million, or 87.5% of revenue, in 1997. The decline in gross profit was primarily attributable to two factors. The first was the inclusion in 1998 of non-recurring charges of $2.7 million related to the losses on certain contracts with Ricoh, primarily related to the future costs to complete the MFP. Excluding the non-recurring cost of revenue, gross profit would have been approximately 70.8% versus 87.5% for the prior year. The second factor was the inclusion in revenue of manufactured boards and customer sponsored engineering services contracted to third parties which carry very little gross margin. It is the intent of the Company to structure these activities such that they will not be included in revenue or cost of revenue in future periods.

     Research and Development. Research and development expenses consist primarily of personnel costs, costs of engineering contractors and outside consultants, engineering supplies, computer equipment depreciation and overhead costs, all of which are associated with development of the Company's IPS, MFP, driver software and color technologies. Research and development expenses increased 15.8% to $15.5 million for fiscal 1998 from $13.4 million in fiscal 1997. The higher expense level resulted primarily from increased personnel expenditures, particularly outside contractors hired to complete the development of the MFP. As a percentage of revenue, research and development expenses increased to 53.4% for fiscal 1998 from 46.0% for fiscal 1997.

     Selling, General and Administrative. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Selling, general and administrative expenses remained fairly constant, decreasing 2.1% to $7.0 million for fiscal 1998 from $7.1 million in fiscal 1997. As a percentage of revenue, selling, general and administrative expenses decreased to 24.0% for fiscal 1998 from 24.5% for fiscal 1997.

     Non-recurring Charges. The Company recognized non-recurring operating charges in 1998 of $6.7 million related to the write-down of intangible assets which were deemed to have no future value, the provision for severance payments related to a workforce reduction and management restructuring, and provision for lease expense on excess facilities.

     Charge for Purchased Research and Development. The charge in fiscal 1997 for purchased research and development represents the February 21, 1997 acquisition of GCA Gesellschaft fur Computer-Anwendung mbH ("GCA"), Freiberg/Neckar, Germany, a leading developer of printer drivers for the worldwide multifunction and printer peripheral market (the "GCA acquisition"). The Company acquired all of the outstanding shares of GCA in a $5.0 million cash transaction through its wholly-owned subsidiary Xionics Document Technologies GmbH, Dortmund, Germany. The GCA acquisition resulted in a charge of $5.4 million for purchased in-process research and development costs. This amount represents the value of acquired in-process research and development projects as determined by an independent appraisal. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in the GCA acquisition has required substantial additional development by the Company.

     Other Income (Expense), Net. Net other income, consisting primarily of interest income earned on cash and cash equivalents, totaled $843,000 in 1998 versus $853,000 in 1997. Interest income in 1998 declined as cash and cash equivalents declined during 1998. However, offsetting this decline in interest income was a decline in interest expense from 1997. The 1997 interest expense included bank lines of credit and a note payable to a shareholder, which were repaid in full by December 31, 1996 from the proceeds of the Company's IPO.

     Discontinued Operations. In June 1998 the Company announced its intent to sell the Company's Digital Document Products Division ("DDPD"), which sells print and scan image accelerator products. DDPD also includes the assets of Seaport Imaging ("Seaport"), which was acquired in August 1997 for $2.5 million. The sale of DDPD has been accounted for as discontinued operations resulting in a loss of $5.4 million, including the loss on DDPD operations of $3.2 million and an estimated loss on the disposal of the business, its assets and liabilities of approximately $2.2 million. On August 12, 1998, the Company announced the sale of substantially all of the assets of DDPD for consideration consisting of the future royalties on GCX's sales of products purchased in the transaction through September 2001 or until royalties reach an aggregate of $2.2 million; assumption of certain liabilities; and promissory notes totaling $1.28 million payable in 1999 and 2000, subject to collection of receivables sold in the transaction.

FISCAL YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Revenue. Revenue increased 121.5% to $29.2 million for fiscal 1997 compared to $13.2 million for fiscal 1996. This increase resulted primarily from growth in royalties and licensing revenues of the Company's printer software products, including approximately $6.4 million of incremental revenue recognized under the 1996 HP Agreement. Also contributing to the increase were development fees earned on the development contract for an MFP and revenue earned on the development and sale of software drivers for printers.

     Gross Profit. Cost of revenue consists primarily of costs associated with non-recurring engineering services, amortization of acquired intangibles and the cost of providing services and maintenance. Gross profit increased 114.8% to $25.5 million for fiscal 1997 from $11.9 million for fiscal 1996. Gross margin percentage declined to 87.5% for fiscal 1997 compared to 90.2% for fiscal 1996. The slight decline is attributable to a higher content of services revenue in 1997 which has a lower margin than royalty and license revenue.

     Research and Development. Research and development expenses consist primarily of personnel costs, costs of engineering contractors and outside consultants, engineering supplies, computer equipment depreciation and overhead costs, all of which are associated with development of the Company's IPS, MFP and imaging technologies. Research and development expenses increased 65.3% to $13.4 million for fiscal 1997 from $8.1 million in fiscal 1996. The higher expense level resulted primarily from increased expenditures relating to the Company's MFP, PDL and color technologies. As a percentage of revenue, research and development expenses decreased to 46.0% for fiscal 1997 from 61.7% for fiscal 1996.

     Selling, General and Administrative. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Selling, general and administrative expenses increased 24.9% to $7.1 million for fiscal 1997 from $5.7 million in fiscal 1996. As a percentage of revenue, selling, general and administrative expenses decreased to 24.5% for fiscal 1997 from 43.4% for fiscal 1996.

     Charge for Purchased Research and Development. In February 1997, the Company completed the acquisition of GCA Gesellschaft fur Computer-Anwendung mbH ("GCA"), Freiberg/Neckar, Germany, a leading developer of printer drivers for the worldwide multifunction and printer peripheral market (the "GCA acquisition"). The Company acquired all of the outstanding shares of GCA in a $5.0 million cash transaction through its wholly-owned subsidiary Xionics Document Technologies GmbH, Dortmund, Germany. The GCA acquisition resulted in a charge of $5.4 million for purchased in-process research and development costs. This amount represents the value of acquired in-process research and development projects as determined by an independent appraisal. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in the GCA acquisition has required substantial additional development by the Company.

     Other Income (Expense), Net. Net other income (expense), consisting primarily of interest income offset by interest expense, totaled $853,000 in 1997 versus an expense of $119,000 in 1996. The decrease in interest expense resulted primarily from the reduction in bank lines of credit and a note payable to a shareholder, which were repaid in full by December 31, 1996. The increase in interest income resulted primarily from increased cash and cash equivalent balances as a result of receiving net proceeds from the Company's September 26, 1996 initial public offering.

     Discontinued Operations. In 1997, discontinued operations includes the operating income (revenue less operating expenses and a provision for taxes) related to DDPD which the Company treated as discontinued operations in fiscal 1998 financial statements based on the June 1998 announcement of its intention to sell this division. As a result of this accounting treatment all comparative financial statements have been restated to reflect the operating results of DDPD as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had cash and cash equivalents of $15.2 million, a decrease of $5.6 million from the $20.8 million of cash and cash equivalents at June 30, 1997. This decrease is primarily due to the net cash used in operating activities including the net loss for fiscal 1998, as well as cash spent in acquiring Seaport in September 1997.

     At present, the Company has available a $4.0 million working capital revolving line of credit and a $2.0 million term loan facility with a bank, both of which are secured by substantially all assets of the Company. The working capital line of credit terminates on December 1, 1998, although the Company expects the credit agreement to be extended beyond the expiration date. As of June 30, 1998, there were no outstanding borrowings under the working capital line of credit or term loan facility. It is possible that the Company may in the future use private or public sales of its securities as a source of liquidity.

     The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, cash payments on the 1996 HP Agreement which continue through December 1999 and available borrowings under its loan facilities, will be sufficient to finance the Company's operations for at least the next 12 months. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

FACTORS AFFECTING FUTURE RESULTS

     Dependence on Relationship with Hewlett-Packard. The Company derived 53% of its revenue from Hewlett-Packard in fiscal 1998. Therefore, any significant disruption or deterioration of its relationship with Hewlett-Packard would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has met all of its obligations necessary to secure the right to receive ongoing payments from Hewlett-Packard under its 1996 agreement with Hewlett-Packard discussed above, and is also current in performing its obligations under various other less material agreements it has with Hewlett-Packard. However, there can be no assurance that the Company will continue to meet all such obligations in the future. Hewlett-Packard has the right to terminate each of its agreements with the Company if the Company breaches its obligations under that agreement and does not cure such breach within 30 days. In addition, competitors of the Company, including without limitation Adobe and Peerless, are continuously engaged in efforts to win Hewlett-Packard's business away from the Company, and are likely to continue such efforts in the future. There can be no assurance that one or more of the Company's competitors will not be successful in competing with the Company for some or all of Hewlett-Packard's business. Further, although Hewlett-Packard has shown a strong tendency to outsource embedded systems software and development for its printer products over the past several years, there can be no assurance that this trend will continue or that Hewlett-Packard's internal development groups will not compete successfully for some or all of this outsourced business in the future. Finally, any adverse change in Hewlett-Packard's business, results of operations or financial condition could in turn have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on Market Success of Third Parties. The markets for the Company's products and services are characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions. The Company currently derives substantially all of its revenue from the licensing of technology, including royalty streams derived from OEMs' shipments of document imaging devices containing the Company's products, and the sale of related products and services to manufacturers of document imaging devices. The Company anticipates that these sources of revenue will continue to account for substantially all of its revenue for the foreseeable future. In order to assure that the Company will derive future royalty streams from the shipment of OEM devices, the Company and its OEMs are required to develop and release in a regular and timely manner new document imaging products with increased speed, enhanced output resolutions, reduced memory requirements, multiple functions, and network connectivity. The Company's OEMs are under tremendous pressure to continually shorten the development cycles of these products, leading to increased complexity and cost of development to the Company and its OEMs. The Company's success will depend on, among other things: market acceptance of the Company's technology and the document imaging devices of the Company's OEMs; the ability of the Company and its OEMs to meet industry changes and market demands in a timely manner; achievement of new design wins by the Company; successful implementation of the Company's technology in new document imaging devices being developed by its OEMs; and successful marketing of those devices by the OEMs. Any failure by the Company or its OEMs to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs in the market for document imaging devices could result in a loss of competitiveness or revenue, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Product Development; Product Delays. The Company has in the past experienced delays in development of its products and in implementation of those products in its customers' document imaging devices. There can be no assurance that the Company will not experience similar, or more severe, delays in the future. Prior delays have resulted from numerous factors such as changing OEM product specifications, difficulties in allocating engineering personnel among competing projects, other resource limitations, difficulties with independent contractors, changing market or competitive requirements and unanticipated engineering complexity. There can be no assurance that these or other factors will not contribute to future delays; that OEMs will tolerate such delays; or that delayed document imaging devices, once introduced, will meet with market acceptance or success. Given the short product life cycles in the market for document imaging devices, any delay or unanticipated difficulty associated with new product development or introduction could have a material adverse effect on the Company's business, results of operations and financial condition.

     Competition. The market for the Company's products and services is intensely competitive, and the Company has numerous competitors, including not only other suppliers of outsourced products and services such as Peerless Systems Corporation, but its OEM customers' own internal development groups as well. The Company's page description language interpreter products compete directly with those of Adobe Systems, Inc., which is substantially larger than the Company and has significantly greater resources and name recognition than the Company. In addition, the Company's OEM customers compete fiercely with one another, and with other manufacturers of document imaging devices, for market share in a market characterized by rapid development cycles, short product life cycles, and ever-increasing consumer demand for greater performance and functionality at reduced prices. There can be no assurance that the Company or its OEMs will be able to compete successfully against their respective current or future competitors, or that competitive pressures faced by the Company and its OEMs will not have a material adverse effect on its business, results of operations or financial condition.

     Technological Change/Developing Markets. A substantial portion of the Company's recent development effort has been directed at the development of new embedded imaging technologies, including next-generation PDLs, the XipChip family of ASICs, other foundation technology for MFPs, and embedded digital color copier technology. While the Company has substantial experience in certain of these areas, it has limited experience in others. The Company's future success will depend to a significant degree on its ability to complete development of these technologies and have them deployed in OEMs' document imaging devices. This success will be dependent in part on the ability of the Company's OEMs to develop new products that provide the functionality, performance, speed, and connectivity demanded by the market at acceptable prices, and to convince end users to adopt new generations of products for office and desktop use. There can be no assurance that the market for MFP, color imaging and other products will develop or continue to expand as currently anticipated by the Company; that the Company's OEM customers will choose the Company's technology for use in their printers, MFPs, color copiers or other devices; that the Company's OEM customers will be successful in developing or introducing such devices; or that such products will gain market acceptance. The failure of any of these events to occur could have a material adverse effect on the Company's business, results of operations and financial condition. Likewise, there can be no assurance that future changes in the technological or marketing direction of industry leaders such as Microsoft Corporation or Intel
Corporation -- for example, the possibility that Microsoft may include native print rendering capability in future versions of its personal computer operating systems -- will not render the Company's key products such as printer languages, interpreters and drivers obsolete or reduce market demand for them. Any such developments could also have a material adverse effect on the Company's business, results of operations and financial condition.

     Investment in Ricoh MFP and XipChip. The Company has made a substantial investment in research and development in order to create a family of MFP devices for its customer Ricoh Co., Ltd., and to develop its XipChip ASICs for use in those devices. While shipment of commercial volumes of the first Ricoh MFP containing Xionics' MFP technology is expected to occur during the second quarter of the Company's 1999 fiscal year, there can be no assurance that Ricoh will be successful in marketing or selling such product, or that it will sell sufficient quantities of current or future MFPs based on Xionics technology to enable Xionics to recoup its investment in the development of such devices. Similarly, there can be no assurance that the Company will succeed in marketing current or future versions of the XipChip ASICs to other customers in addition to Ricoh, or that it will sell production units of XipChips in sufficient quantities to recoup its investment in the development thereof.

     Asian Economic Crisis. The Company has several significant OEM customers in Japan, South Korea, and other parts of Asia. The adverse economic circumstances currently prevailing in Japan and elsewhere in Asia could affect these customers' willingness or ability to do business with the Company in the future or their success in developing and launching document imaging devices containing the Company's products, which in turn could have a material adverse effect on the Company's business, results of operations and financial condition. During 1998, the Company derived 14% of its revenue from Mita Digital Design, Inc. ("MDD"), a wholly-owned U.S. subsidiary of Mita Industrial Co., Ltd. ("Mita"), and other affiliates of Mita. Mita, a Japanese corporation, petitioned the Japanese court for reorganization on August 10, 1998, in a proceeding analogous (although not identical) to a Chapter 11 bankruptcy filing in the United States. While MDD and Mita's other international subsidiaries have stated publicly that they do not anticipate any immediate effect on their ability to do business as the result of Mita's reorganization, these subsidiaries derive a significant portion of their operating revenue from Mita. Therefore there can be no assurance that Mita's reorganization will not affect its subsidiaries' willingness or ability to continue to do business with the Company at the levels experienced during fiscal 1998, or at all. Further, there can be no assurance that other Japanese or Asian customers of the Company will not also enter reorganization or bankruptcy as the result of the Asian economic situation. One or more of the Company's significant Asian customers entering reorganization or bankruptcy could result in a material adverse effect on the Company's business, results of operations and financial condition.

     Risks Associated with Provision of Controller Design and Manufacturing Services. The Company provides comprehensive services for the management and coordination of the design and manufacturing of controller boards for its OEM customers by third parties. The Company seeks to confine its role in such arrangements to that of agent for the OEM. However, in response to customer or supplier requirements the Company has at times assumed contractual responsibility for the delivery of development deliverables and manufactured boards. There can be no assurance that the Company will not incur liability to its customers as the result of its third-party contractors' failure or inability to develop and manufacture controller boards for such OEMs as agreed.

     Recruitment and Retention of Employees. The Company's future success is dependent in part upon its ability to attract and retain qualified employees, especially highly skilled engineering and technical employees. The current labor market, both in the Company's geographical area and in the high-technology industry in general, is such that the number of open positions in these disciplines far exceeds the supply of personnel qualified to fill them. In consequence, the Company must continually compete with other high-technology employers for this limited pool of available employees. There can be no assurance that the Company will be able to attract or retain the employees it needs to execute against its current or future business plans. Any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Year 2000. Many computer programs written during approximately the past 20 years use two digits rather than four to identify a calendar year, and a number of these programs are still in widespread use. Such programs could recognize a date represented as "00" as the calendar year 1900 rather than the calendar year 2000 when performing date-sensitive operations. This in turn could cause the programs to generate erroneous data or fail when called upon to perform date-sensitive operations using the year 2000 or subsequent years. Although the Company believes its products and systems are Year 2000 compliant, the Company utilizes third-party equipment and software which may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to dates in the year 2000 and subsequent years could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Because the Company licenses and provides services relating to embedded software and firmware, the Company may become involved in investigations or allegations regarding Year 2000 issues. The Company believes its current products are Year 2000 compliant and do not require modification to function correctly in and after the year 2000. Accordingly, the Company does not anticipate any material exposure arising from Year 2000 issues relating to its own products and services. To date, the Company has not spent a material amount on Year 2000 expenditures and does not anticipate further expenditures to be material to its financial position or results of operations in any given year. However, the Company's software and firmware is often commingled with that of its customers or other vendors when such software and firmware is incorporated in the customers' products, and the Company has no knowledge of the Year 2000 readiness of such third parties' software and firmware. Therefore, the Company cannot anticipate the degree to which it could be the subject of claims or complaints regarding Year 2000 issues.

     Factors Affecting Stock Price. The market price of the Company's common stock has been, and may continue to be, subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or strategic relationships by the Company or its competitors, and other events or factors. In addition, the stock market in recent months and years has experienced extreme price and volume fluctuations which have affected the market price of the stock of many technology companies, and in particular those with small market capitalizations. These fluctuations, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. The Company does not participate in derivative financial instruments, other financial instruments for which fair value disclosure would be required under SFAS No. 107, or derivative commodity instruments. All of the Company's investments are in short-term, investment-grade commercial paper and money market accounts that are carried at fair value on the Company's books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

     Primary Market Risk Exposures. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. Substantially all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions, whereas the Company's operating expenses in Japan and Germany are denominated in local currency. The Company has no foreign exchange contracts, option contracts or other foreign hedging arrangements. However, the Company believes that the operating expenses of its foreign operations are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      XIONICS DOCUMENT TECHNOLOGIES, INC.

                                                              NUMBER
                                                              ------
    INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS:
Report of Independent Public Accountants....................   F-1
Consolidated Balance Sheets as of June 30, 1998 and June 30,
  1997......................................................   F-2
Consolidated Statements of Operations for the Fiscal Years
  Ended June 30, 1998, June 30, 1997, and June 30, 1996.....   F-3
Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity (Deficit) for the Fiscal Years Ended
  June 30, 1998, June 30, 1997 and June 30, 1996............   F-4
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended June 30, 1998, June 30, 1997 and June 30, 1996......   F-7
Notes to Consolidated Financial Statements..................   F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the November 23, 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the November 23, 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the November 23, 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Transactions" and "Executive Compensation" in the Company's Proxy Statement for the November 23, 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Item 14(a)     The following documents are filed as part of this Annual
               Report on Form 10-K.
Item 14(a)(1)  See "Index to Consolidated Financial Statements and
               Supplementary Data" at Item 8. of this Annual Report on Form
               10-K.
Item 14(a)(2)  Financial Statement Schedule Included in Part IV of this
               Annual Report on Form 10-K.
               Schedule II Valuation and Qualifying Accounts
               Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

ITEM 14(a)(3)  EXHIBITS.

     The following exhibits are incorporated herein by reference:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Amended and Restated Certificate of Incorporation of the
          Registrant (filed as Exhibit 3.1 to the Company's
          Registration Statement on Form S-1 dated May 28, 1996, File
          No. 333-4613)
  3.2     Amended and Restated By-Laws of the Registrant (filed as
          Exhibit 3.2 to the Company's Registration Statement on Form
          S-1 dated May 28, 1996, File No. 333-4613)
  4.1     Specimen Certificate for shares of the Registrant's stock
          (filed as Exhibit 4.1 to the Company's Registration
          Statement on Form S-1 dated May 28, 1996, File No. 333-4613)
 10.1     1996 Stock Option Plan and related form of stock option
          agreement (filed as Exhibit 10.1 to the Company's
          Registration Statement on Form S-1 dated May 28, 1996, File
          No. 333-4613)
 10.2     1995 Stock Option Plan and related form of stock option
          agreement (filed as Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 dated May 28, 1996, File
          No. 333-4613)
 10.3     1993 Stock Option Plan and related form of stock option
          agreement (filed as Exhibit 10.3 to the Company's
          Registration Statement on Form S-1 dated May 28, 1996, File
          No. 333-4613)
 10.4     1996 Director Stock Option Plan (filed as Exhibit 10.4 to
          the Company's Registration Statement on Form S-1 dated May
          28, 1996, File No. 333-4613)
 10.5     1996 Employee Stock Purchase Plan (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 dated May
          28, 1996, File No. 333-4613)
 10.6     Credit Agreement, dated September 25, 1995, between the
          Company and Fleet Bank of Massachusetts, N.A. (filed as
          Exhibit 10.8 to the Company's Registration Statement on Form
          S-1 dated May 28, 1996, File No. 333-4613)
 10.6.1   Modification of Credit Agreement, dated August 21, 1996,
          between the Company and Fleet National Bank ((filed as
          Exhibit 10.8.1 to the Company's Registration Statement on
          Form S-1 dated May 28, 1996, File No. 333-4613)
 10.7     Computer Technology License Agreement between Phoenix
          Technologies Ltd. and Hewlett-Packard Company for
          PhoenixPage Software Products dated September 30, 1994 as
          amended (including amended and restated Amendment No. 1
          between the Registrant and Hewlett-Packard, effective as of
          March 8, 1996) (filed as Exhibit 10.10 to the Pre-effective
          Amendment No. 1 to the Company's Registration Statement on
          Form S-1 dated June 7, 1996, File No. 333-4613)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.8     Lease by and between the Registrant and E & F Realty
          Associates Limited Partnership of Property at One Twenty
          Eight Corporate Center, 70 Blanchard Road, Burlington,
          Massachusetts, dated November 29, 1994, including First
          Amendment to Lease, dated August 9, 1995 (filed as Exhibit
          10.11 to the Company's Registration Statement on Form S-1
          dated May 28, 1996, File No. 333-4613)
 10.9     Stock Option Agreement between the Company and Robert E.
          Gilkes (filed as Exhibit 10.13 to the Company's Registration
          Statement on Form S-1 dated May 28, 1996, File No. 333-4613)
 10.10    Form of Invention and Nondisclosure Agreement (filed as
          Exhibit 10.16 to the Company's Registration Statement on
          Form S-1 dated May 28, 1996, File No. 333-4613)
 10.11    Second Amendment dated August 1, 1997 to Lease by and
          between the Company and E&F Realty Associates Limited
          Partnership of Property at One Twenty Eight Corporate
          Center, 70 Blanchard Road, Burlington, Massachusetts dated
          November 29, 1994 (filed as Exhibit 10.13 to the Company's
          Annual Report on Form 10-K dated September 29, 1997)
 10.12    Securities Purchase Agreement between WaveMark Technologies,
          Inc. and the Company dated June 20, 1997 (filed as Exhibit
          10.14 to the Company's Annual Report on Form 10-K dated
          September 29, 1997)
 10.13    Stock Option Agreements between the Company and Peter J.
          Simone dated June 27, 1997 (filed as Exhibit 10.15 to the
          Company's Annual Report on Form 10-K dated September 29,
          1997)
 99.1     Agreement for the Purchase of Shares, dated as of February
          21, 1997, by and between the Company and Wilfried Welsch and
          Oliver Fohr (filed as Exhibit 99.1 to the Company's Current
          Report on Form 8-K filed March 7, 1997)

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.14    Stock Purchase Agreement between Xionics, Inc., Xionics
          Document Technologies, Inc., Seaport Imaging, et al dated
          August 13, 1997
 10.15    Employment Agreement between the Company and Larry Krummel dated September 5, 1998
 10.16    Letter agreement between the Company and Robert E. Gilkes
          dated February 24, 1998
 10.17    Technology and Services Agreement between the Company and
          Hewlett-Packard Company dated June 19, 1998*
 10.18    Rights Agreement between the Company and BankBoston N.A.
          dated April 15, 1998
 10.19    Second Loan Modification Agreement between the Company and
          Fleet National Bank dated December 31, 1997
 10.20    Employment Agreement between the Company and Peter J. Simone dated March 18, 1998
 10.21    Letter Agreement between the Company and Paul R. Low dated
          March 16, 1998
 10.22    Form of Stock Option Agreement pursuant to the Company's
          1993, 1995 and 1996 Stock Option Agreements
 11.1     Statement re Computation of Per Share Earnings
 21.1     Subsidiaries of the Registrant

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 23.1     Consent of Arthur Andersen LLP
 27       Financial Data Schedule

---------------
* To be filed as an amendment to this Annual Report on Form 10-K; confidential treatment to be requested for certain portions of this exhibit.

ITEM 14(b)  REPORTS ON FORM 8-K.

     On April 15, 1998, the Company filed a current report on Form 8-K, announcing the resignation of Gerard T. Feeney as Vice President -- Finance, Chief Financial Officer and Treasurer, and the appointment of Robert L. Lentz as Senior Vice President -- Finance and Administration, Chief Financial Officer and Treasurer. On April 21, 1998, the Company filed a current report on Form 8-K, announcing the adoption of a Shareholders Rights Plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, Commonwealth of Massachusetts, on this 17th day of September, 1998.

                                            XIONICS DOCUMENT TECHNOLOGIES, INC.

                                            By:     /s/ PETER J. SIMONE
                                              ----------------------------------
                                                       PETER J. SIMONE
                                              PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                         AND DIRECTOR

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----
                /s/ PETER J. SIMONE                    President, Chief Executive    September 17, 1998
---------------------------------------------------    Officer, and Director
                  PETER J. SIMONE                      (principal executive
                                                       officer)

                  /s/ PAUL R. LOW                      Chairman of the Board of      September 17, 1998
---------------------------------------------------    Directors
                    PAUL R. LOW

              /s/ RICHARD A. D'AMORE                   Director                      September 17, 1998
---------------------------------------------------
                RICHARD A. D'AMORE

                 /s/ DAVID R. SKOK                     Director                      September 17, 1998
---------------------------------------------------
                   DAVID R. SKOK

             /s/ THOMAS A. ST. GERMAIN                 Director                      September 17, 1998
---------------------------------------------------
               THOMAS A. ST. GERMAIN

                /s/ ROBERT L. LENTZ                    Senior Vice President-        September 17, 1998
---------------------------------------------------    Finance and
                  ROBERT L. LENTZ                      Administration, Chief
                                                       Financial Officer, and
                                                       Treasurer (principal
                                                       financial and accounting
                                                       officer)

                             SUMMARY OF TRADEMARKS

     The following trademarks of Xionics Document Technologies, Inc. or its subsidiaries, which may be registered in certain jurisdictions, are referenced in this Form 10-K:

    Intelligent Peripheral System
    IPS-PRINT
    IPS-MFP
    Xionics
    XipApp
    XipChip

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Xionics Document Technologies, Inc. and Subsidiaries:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Xionics Document Technologies and subsidiaries included in this Form 10-K, and have issued our report thereon dated July 28, 1998 (except with respect to the matters discussed in Note 2 as to which the date is August 12, 1998). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.



                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
July 28, 1998

                                                                     SCHEDULE II

                      XIONICS DOCUMENT TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1996, 1997, AND 1998

                                              BALANCE,
  ALLOWANCE FOR DOUBTFUL ACCOUNTS FOR       BEGINNING OF    CHARGED TO                   BALANCE,
  CONTINUING OPERATIONS:                        YEAR         EXPENSE      WRITE-OFFS    END OF YEAR
  -----------------------------------       ------------    ----------    ----------    -----------
     June 30, 1996......................      $ 56,000      $       --    $      --     $   56,000
     June 30, 1997......................      $ 56,000      $       --    $      --     $   56,000
     June 30, 1998......................      $ 56,000      $       --    $      --     $   56,000

                                              BALANCE,
  ALLOWANCE FOR DOUBTFUL ACCOUNTS FOR       BEGINNING OF    CHARGED TO                   BALANCE,
  DISCONTINUED OPERATIONS:                      YEAR         EXPENSE      WRITE-OFFS    END OF YEAR
  -----------------------------------       ------------    ----------    ----------    -----------
     June 30, 1996......................      $148,000      $  (23,000)   $ (41,000)    $   84,000
     June 30, 1997......................      $ 84,000      $   67,000    $ (88,000)    $   63,000
     June 30, 1998......................      $ 63,000      $  870,000    $ (92,000)    $  841,000

                                              BALANCE,                     CHARGED
                                            BEGINNING OF    CHARGED TO      TO THE       BALANCE,
    DISCONTINUED OPERATIONS ACCRUAL:            YEAR         EXPENSE       ACCRUAL      END OF YEAR
    --------------------------------        ------------    ----------     -------      -----------
     June 30, 1996......................      $ --          $       --    $      --     $       --
     June 30, 1997......................      $ --          $       --    $      --     $       --
     June 30, 1998......................      $ --          $1,045,000    $      --     $1,045,000

                                              BALANCE,                     CHARGED
                                            BEGINNING OF    CHARGED TO      TO THE       BALANCE,
      RESERVES FOR RESTRUCTURING:               YEAR         EXPENSE       ACCRUAL      END OF YEAR
      ---------------------------           ------------    ----------     -------      -----------
     June 30, 1996......................      $ --          $       --    $      --     $       --
     June 30, 1997......................      $ --          $       --    $      --     $       --
     June 30, 1998......................      $ --          $1,399,000    $(479,000)    $  920,000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Xionics Document Technologies, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Xionics Document Technologies, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xionics Document Technologies, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
July 28, 1998, except with respect to the matters discussed in Note 2 as to which the date is August 12, 1998

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
                                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................  $ 15,243,438    $ 20,843,911
     Accounts receivable, less reserves of approximately
       $56,000 at June 30, 1998 and 1997....................     3,953,722       4,351,611
     Contract receivable....................................     9,927,416       7,411,288
     Prepaid expenses and other current assets..............       480,802       1,283,930
                                                              ------------    ------------
          Total current assets..............................    29,605,378      33,890,740
                                                              ------------    ------------
NET ASSETS OF DISCONTINUED OPERATIONS.......................            --       2,113,195
PROPERTY AND EQUIPMENT, NET.................................     2,575,141       2,629,248
DEFERRED TAX ASSET..........................................     1,030,000         930,000
ACQUIRED INTANGIBLES, NET OF ACCUMULATED AMORTIZATION OF
  APPROXIMATELY $782,000 AT JUNE 30, 1997...................            --         420,833
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF
  APPROXIMATELY $450,000 AT JUNE 30, 1997...................       722,607       2,312,611
                                                              ------------    ------------
                                                              $ 33,933,126    $ 42,296,627
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable, current portion.........................  $    527,631    $         --
     Accounts payable.......................................     2,184,184       1,958,117
     Accrued expenses.......................................     9,030,835       3,755,625
     Deferred revenue.......................................     2,096,531       1,305,033
                                                              ------------    ------------
          Total current liabilities.........................    13,839,181       7,018,775
                                                              ------------    ------------
NOTES PAYABLE, NET OF CURRENT PORTION.......................       575,000              --
COMMITMENTS (Notes 7 and 10)
STOCKHOLDERS' EQUITY:
     Common Stock, $.01 par value; Authorized -- 40,000,000
       shares Issued -- 12,261,438 shares at June 30, 1998
       and 11,831,762 at June 30, 1997
     Outstanding -- 12,037,375 shares at June 30, 1998 and
       11,607,699 at June 30, 1997..........................       122,614         118,317
     Additional paid-in capital.............................    46,303,791      45,815,462
     Accumulated deficit....................................   (26,756,214)    (10,504,681)
     Treasury stock, at cost -- 224,063 shares of common
       stock at June 30, 1998 and 1997......................      (151,246)       (151,246)
                                                              ------------    ------------
          Total stockholders' equity........................    19,518,945      35,277,852
                                                              ------------    ------------
                                                              $ 33,933,126    $ 42,296,627
                                                              ============    ============

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------------------
                                                         1998           1997           1996
                                                     ------------    -----------    -----------
Net revenue........................................  $ 29,101,136    $29,179,466    $13,172,397
Cost of revenue....................................     8,510,491      3,649,188      1,289,364
Nonrecurring cost of revenue.......................     2,744,500             --             --
                                                     ------------    -----------    -----------
     Gross profit..................................    17,846,145     25,530,278     11,883,033
Operating expenses:
  Research and development.........................    15,544,150     13,428,466      8,124,975
  Selling, general and administrative..............     6,996,031      7,144,055      5,720,256
  Nonrecurring charges.............................     6,690,053             --             --
  Charge for purchased research and development....            --      5,400,000             --
                                                     ------------    -----------    -----------
                                                       29,230,234     25,972,521     13,845,231
                                                     ------------    -----------    -----------
     Loss from continuing operations...............   (11,384,089)      (442,243)    (1,962,198)
Interest and other income (expense):
  Interest expense.................................        (1,567)       (95,462)      (286,613)
  Interest income..................................       870,715        956,402        163,686
  Other income (expense)...........................       (25,783)        (8,001)         4,099
                                                     ------------    -----------    -----------
                                                          843,365        852,939       (118,828)
                                                     ------------    -----------    -----------
Income (loss) from continuing operations before
  provision for income taxes.......................   (10,540,724)       410,696     (2,081,026)
  Provision for income taxes.......................       272,374        345,500             --
                                                     ------------    -----------    -----------
  Net income (loss) from continuing operations.....   (10,813,098)        65,196     (2,081,026)
Discontinued operations (Note 2)
  Income (loss) from discontinued operations of
     DDPD (net of provision for income taxes of
     approximately $0, $398,000 and $0,
     respectively).................................    (3,182,447)       787,153        548,349
  Loss on sale of discontinued operations..........    (2,255,988)            --             --
                                                     ------------    -----------    -----------
  Net income (loss)................................  $(16,251,533)   $   852,349    $(1,532,677)
                                                     ============    ===========    ===========
Income (loss) from continuing operations per share
     Basic.........................................  $      (0.91)   $      0.01    $     (1.37)
                                                     ============    ===========    ===========
     Diluted.......................................  $      (0.91)   $      0.01    $     (1.37)
                                                     ============    ===========    ===========
Income (loss) from discontinued operations per
  share
     Basic.........................................  $      (0.46)   $      0.08    $      0.36
                                                     ============    ===========    ===========
     Diluted.......................................  $      (0.46)   $      0.07    $      0.36
                                                     ============    ===========    ===========
Net income (loss) per share
     Basic.........................................  $      (1.37)   $      0.09    $     (1.01)
                                                     ============    ===========    ===========
     Diluted.......................................  $      (1.37)   $      0.07    $     (1.01)
                                                     ============    ===========    ===========
Weighted average number of shares outstanding
     Basic.........................................    11,830,541      9,948,607      1,517,674
                                                     ============    ===========    ===========
     Diluted.......................................    11,830,541     12,080,987      1,517,674
                                                     ============    ===========    ===========

              XIONICS DOCUMENT TECHNOLOGIES INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             CLASS B                  CLASS C REDEEMABLE                 CLASS D
                                            REDEEMABLE                   CONVERTIBLE                    REDEEMABLE
                                    --------------------------    --------------------------    --------------------------
                                     NUMBER OF     LIQUIDATION     NUMBER OF     LIQUIDATION     NUMBER OF     LIQUIDATION
                                      SHARES          VALUE         SHARES          VALUE         SHARES          VALUE
                                     ---------     -----------     ---------     -----------     ---------     -----------
BALANCE, JUNE 30, 1995............    1,867,877    $ 2,275,827             --    $        --             --    $        --
  Accretion of Class B Redeemable
    Preferred Stock dividend......           --         34,769             --             --             --             --
  Issuance of Class C Redeemable
    Convertible Preferred Stock,
    net of issuance costs of
    $25,651.......................   (1,867,877)    (2,310,596)     2,662,636      7,738,951             --             --
  Conversion of Class A
    Convertible Preferred Stock to
    Class B Common Stock..........           --             --             --             --             --             --
  Stock repurchase................           --             --             --             --             --             --
  Issuance of Class D Redeemable
    Preferred Stock...............           --             --             --             --      1,000,000      4,500,000
  Exercise of stock options.......           --             --             --             --             --             --
  Exercise of stock options,
    issued from treasury..........           --             --             --             --             --             --
  Issuance of treasury stock......           --             --             --             --             --             --
  Related party forgiveness of
    debt..........................           --             --             --             --             --             --
  Accretion of Class C Redeemable
    Convertible and Class D
    Redeemable Preferred Stock
    dividend......................           --             --             --        386,947             --         90,000
  Repurchase of Class D Preferred
    Stock.........................           --             --             --             --     (1,000,000)    (4,590,000)
  Noncash compensation charge.....           --             --             --             --             --             --
Conversion of secured promissory
  notes payable to a stockholder
  to Class C Redeemable
  Convertible Preferred Stock.....           --             --        116,979        340,000             --             --
  Conversion of Class C Redeemable
    Convertible Preferred Stock to
    Class B Common Stock..........           --             --        (80,677)      (234,488)            --             --
  Net loss........................           --             --             --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1996............           --             --      2,698,938      8,231,410             --             --
  Exercise of stock options.......           --             --             --             --             --             --
  Exercise of stock options,
    issued from treasury..........           --             --             --             --             --             --
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................           --             --             --             --             --             --
  Tax benefit from exercise of
    incentive stock options.......           --             --             --             --             --             --
  Conversion of Preferred Stock to
    Common Stock..................           --             --     (2,698,938)    (8,231,410)            --             --
  Issuance of Common Stock from
    initial public offering, net
    of issuance costs of
    $926,439......................           --             --             --             --             --             --
  Net income......................           --             --             --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1997............           --             --             --             --             --             --
  Exercise of stock options.......           --             --             --             --             --             --
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................           --             --             --             --             --             --
  Tax benefit from exercise of
    incentive stock options.......           --             --             --             --             --             --
  Net loss........................           --             --             --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1998............           --    $        --             --    $        --             --    $        --
                                    ===========    ===========    ===========    ===========    ===========    ===========

              XIONICS DOCUMENT TECHNOLOGIES INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                                  CLASS A
                                                CONVERTIBLE                   CLASS A                   CLASS B
                                              PREFERRED STOCK              COMMON STOCK               COMMON STOCK
                                         -------------------------    -----------------------    ----------------------
                                           NUMBER      LIQUIDATION      NUMBER        $.01        NUMBER        $.01
                                         OF SHARES        VALUE       OF SHARES     PAR VALUE    OF SHARES    PAR VALUE
                                         ---------     -----------    ---------     ---------    ---------    ---------
BALANCE, JUNE 30, 1995.................   3,603,305    $ 4,835,771     1,327,293    $ 13,273           --      $    --
  Accretion of Class B Redeemable
    Preferred Stock dividend...........          --             --            --          --           --           --
  Issuance of Class C Redeemable
    Convertible Preferred Stock, net of
    issuance costs of $25,651..........          --             --            --          --           --           --
  Conversion of Class A Convertible
    Preferred Stock to Class B Common
    Stock..............................    (478,254)    (1,229,113)           --          --      478,254        4,783
  Stock repurchase.....................          --             --            --          --           --           --
  Issuance of Class D Redeemable
    Preferred Stock....................          --             --            --          --           --           --
  Exercise of stock options............          --             --        58,773         588           --           --
  Exercise of stock options, issued
    from treasury......................          --             --            --          --           --           --
  Issuance of treasury stock...........          --             --            --          --           --           --
  Related party forgiveness of debt....          --             --            --          --           --           --
  Accretion of Class C Redeemable
    Convertible and Class D Redeemable
    Preferred Stock dividend...........          --             --            --          --           --           --
  Repurchase of Class D Redeemable
    Preferred Stock....................          --             --            --          --           --           --
  Noncash compensation charge..........          --             --            --          --           --           --
  Conversion of secured promissory
    notes payable to a stockholder to
    Class C Redeemable Convertible
    Preferred Stock....................          --             --            --          --           --           --
  Conversion of Class C Redeemable
    Convertible Preferred Stock to
    Class B Common Stock...............          --             --            --          --       80,677          806
  Net loss.............................          --             --            --          --           --           --
                                         ----------    -----------    ----------    --------     --------      -------
BALANCE, JUNE 30, 1996.................   3,125,051      3,606,658     1,386,066      13,861      558,931        5,589
  Exercise of stock options............          --             --            --          --           --           --
  Exercise of stock options, issued
    from treasury......................          --             --            --          --           --           --
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP).............................          --             --            --          --           --           --
  Tax benefit from exercise of
    incentive stock options............          --             --            --          --           --           --
  Conversion of Preferred Stock to
    Common Stock.......................  (3,125,051)    (3,606,658)   (1,386,066)    (13,861)    (558,931)      (5,589)
  Issuance of Common Stock from initial
    public offering, net of issuance
    costs of $926,439..................          --             --            --          --           --           --
  Net income...........................          --             --            --          --           --           --
                                         ----------    -----------    ----------    --------     --------      -------
BALANCE, JUNE 30, 1997.................          --             --            --          --           --           --
  Exercise of stock options............          --             --            --          --           --           --
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP).............................          --             --            --          --           --           --
  Tax benefit from exercise of
    incentive stock options............          --             --            --          --           --           --
  Net loss.............................          --             --            --          --           --           --
                                         ----------    -----------    ----------    --------     --------      -------
BALANCE, JUNE 30, 1998.................          --    $        --            --    $     --           --      $    --
                                         ==========    ===========    ==========    ========     ========      =======

              XIONICS DOCUMENT TECHNOLOGIES INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                         COMMON STOCK                                        TREASURY STOCK           TOTAL
                                    ----------------------   ADDITIONAL                   ---------------------   STOCKHOLDERS'
                                      NUMBER       $.01        PAID-IN     ACCUMULATED     NUMBER                    EQUITY
                                    OF SHARES    PAR VALUE     CAPITAL       DEFICIT      OF SHARES     COST        (DEFICIT)
                                    ----------   ---------   -----------   ------------   ---------   ---------   -------------
BALANCE, JUNE 30, 1995............          --   $     --    $  (401,487)  $(9,824,353)         --    $      --    $(5,376,796)
  Accretion of Class B Redeemable
    Preferred Stock dividend......          --         --        (34,769)           --          --           --        (34,769)
  Issuance of Class C Redeemable
    Convertible Preferred Stock,
    net of issuance costs of
    $25,651.......................          --         --        (25,651)           --          --           --        (25,651)
  Conversion of Class A
    Convertible Preferred Stock to
    Class B Common Stock..........          --         --      1,224,330            --          --           --             --
  Stock repurchase................          --         --             --            --     370,370     (250,000)      (250,000)
  Issuance of Class D Redeemable
    Preferred Stock...............          --         --             --            --          --           --             --
  Exercise of stock options.......          --         --         11,169            --          --           --         11,757
  Exercise of stock options,
    issued from treasury..........          --         --        (54,946)           --    (116,429)      78,587         23,641
  Issuance of treasury stock......          --         --             --            --     (29,630)      20,000         20,000
  Related party forgiveness of
    debt..........................          --         --        565,000            --          --           --        565,000
  Accretion of Class C Redeemable
    Convertible and Class D
    Redeemable Preferred Stock
    dividend......................          --         --       (476,947)           --          --           --       (476,947)
  Repurchase of Class D Redeemable
    Preferred Stock...............          --         --         90,000            --          --           --         90,000
  Noncash compensation charge.....          --         --        182,000            --          --           --        182,000
  Conversion of secured promissory
    notes payable to a stockholder
    to Class C Redeemable
    Convertible Preferred Stock...          --         --             --            --          --           --             --
  Conversion of Class C Redeemable
    Convertible Preferred Stock to
    Class B Common Stock..........          --         --        233,682            --          --           --        234,488
  Net loss........................          --         --             --    (1,532,677)         --           --     (1,532,677)
                                    ----------   --------    -----------   ------------   --------    ---------    -----------
BALANCE, JUNE 30, 1996............          --         --      1,312,381   (11,357,030)    224,311     (151,413)    (6,569,954)
  Exercise of stock options.......   1,182,227     11,822        397,605            --          --           --        409,427
  Exercise of stock options,
    issued from treasury..........          --         --           (117)           --        (248)         167             50
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................       5,549         55         69,515            --          --           --         69,570
  Tax benefit from exercise of
    incentive stock options.......          --         --      1,600,000            --          --           --      1,600,000
  Conversion of Preferred Stock to
    Common Stock..................   7,768,986     77,690     11,779,828            --          --           --      8,231,410
  Issuance of Common Stock from
    initial public offering, net
    of issuance costs of
    $926,439......................   2,875,000     28,750     30,656,250            --          --           --     30,685,000
  Net income......................          --         --             --       852,349          --           --        852,349
                                    ----------   --------    -----------   ------------   --------    ---------    -----------
BALANCE, JUNE 30, 1997............  11,831,762    118,317     45,815,462   (10,504,681)    224,063     (151,246)    35,277,852
  Exercise of stock options.......     394,246      3,943        172,714            --          --           --        176,657
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................      35,430        354        147,605            --          --           --        147,959
  Tax benefit from exercise of
    incentive stock options.......          --         --        168,010            --          --           --        168,010
  Net loss........................          --         --             --   (16,251,533)         --           --    (16,251,533)
                                    ----------   --------    -----------   ------------   --------    ---------    -----------
BALANCE, JUNE 30, 1998............  12,261,438   $122,614    $46,303,791   $(26,756,214)   224,063    $(151,246)   $19,518,945
                                    ==========   ========    ===========   ============   ========    =========    ===========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED JUNE 30,
                                                              ----------------------------------------
                                                                  1998          1997          1996
                                                              ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss).......................................  $(16,251,533)  $   852,349   $(1,532,677)
    Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities --
      Charge for purchased research and development.........     2,000,000     5,400,000            --
      Depreciation and amortization.........................     2,044,446     1,369,506       814,173
      Noncash compensation charge...........................            --            --       182,000
      Deferred income taxes.................................      (100,000)     (930,000)           --
      Loss on disposal of property and equipment............            --        22,712            --
      Nonrecurring charges..................................     6,690,053            --            --
      Nonrecurring cost of revenue..........................     2,000,000            --            --
      Changes in current assets and current liabilities --
         Accounts receivable................................        (3,733)   (2,948,470)      146,142
         Contract receivable................................    (2,516,128)   (7,411,288)           --
         Prepaid expenses and other current assets..........       673,559    (1,063,488)        9,253
         Assets and liabilities of discontinued operations,
           net..............................................     2,113,195        58,868       756,072
         Accounts payable...................................       201,459        40,841       266,792
         Other accrued expenses.............................       536,007     2,425,562       (98,168)
         Deferred revenue...................................       791,498       (63,800)     (114,340)
                                                              ------------   -----------   -----------
             Net cash (used in) provided by operating
               activities...................................    (1,821,777)   (2,247,208)      429,247
                                                              ------------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments...........            --       644,613      (644,613)
    Increase in other assets................................    (1,428,133)   (2,342,697)         (500)
    Acquisitions, net of cash acquired and acquisition costs
      paid..................................................    (2,225,228)   (5,205,475)           --
    Purchases of property and equipment.....................    (1,721,192)   (1,504,395)   (1,066,780)
                                                              ------------   -----------   -----------
             Net cash used in investing activities..........    (5,374,553)   (8,407,954)   (1,711,893)
                                                              ------------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Class C Redeemable Convertible Preferred
      Stock, net of issuance costs..........................            --            --     3,274,349
    Issuance of Class D Redeemable Preferred Stock..........            --            --     4,500,000
    Issuance of treasury stock..............................            --            50        20,000
    Repayment of term loans.................................            --      (886,833)      (81,167)
    Borrowing under notes payable...........................     1,102,631            --            --
    Repayments of secured promissory notes payable to
      stockholder...........................................            --    (2,094,000)     (300,000)
    Stock repurchase........................................            --            --      (250,000)
    Repurchase of Class D Redeemable Preferred..............            --            --    (4,500,000)
    Proceeds from exercise of stock options.................       176,657       409,427        35,398
    Proceeds from employee stock purchase plan..............       147,959        69,570            --
    Tax benefit from exercise of incentive stock options....       168,010     1,600,000            --
    Sale of Common Stock, net of issuance costs.............            --    30,685,000            --
    Deferred offering costs.................................            --      (400,000)     (526,439)
                                                              ------------   -----------   -----------
             Net cash provided by financing activities......     1,595,257    29,383,214     2,172,141
                                                              ------------   -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (5,600,473)   18,728,052       889,495
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    20,843,911     2,115,859     1,226,364
                                                              ------------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 15,243,438   $20,843,911   $ 2,115,859
                                                              ============   ===========   ===========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Xionics Document Technologies, Inc. and subsidiaries (the "Company") designs, develops and markets innovative software and silicon solutions for printing, scanning, copying, processing and transmitting digital documents to computer peripheral devices that perform document imaging functions. The Company's products enable the high-speed capture, processing, printing, copying and display of complex electronic documents, both locally and across networks.

     In August 1998, the Company sold the Digital Document Products Division ("DDPD") business to GammaGraphX, Inc. ("GGX"). The sale involves the transfer of all DDPD assets and personnel and certain liabilities to GGX, for future consideration, including notes issued for certain assets and future royalties (see Note 2).

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the notes to consolidated financial statements.

  (a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Xionics Holdings Limited ("Limited"), Xionics Document Technologies GmbH, Xionics Kabushiki Kaisha, Xionics, Inc. and Xionics Securities Corporation. Xionics International Limited ("Xionics UK") is a wholly owned subsidiary of Limited. Xionics Geschaftsfuhrungs GmbH and Xionics GmbH & Co. KG Software Consulting ("Xionics KG") are wholly owned subsidiaries of Xionics Document Technologies GmbH. GCA Software GmbH is a wholly owned subsidiary of Xionics KG. All material intercompany accounts and transactions of the consolidated companies have been eliminated in consolidation.

  (b) Revenue Recognition

     Net revenue includes software license fees, hardware products, services, software maintenance and royalty revenue. Revenue from software and hardware product sales is recognized upon shipment of the product to customers, provided that there are no significant obligations remaining and collectibility of the revenue is probable. The Company provides for estimated hardware product returns upon shipment of the hardware products. Revenue from software maintenance contracts is recognized ratably as it is earned over the term of the contract, generally one year. Unearned software maintenance revenue is included in deferred revenue. In addition, deferred revenue includes certain prepaid royalties and advanced billings under software development contracts for services not yet performed. Service revenue and royalty revenue are recognized as the service is performed and the royalty earned. Nonrefundable royalty revenue is recognized over the shorter of the estimated period of customer shipments or one year. The Company recognizes revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting based on the ratio of hours incurred to the total estimated hours for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become probable. During 1998, the Company recorded contract losses of approximately $2.7 million which are included in nonrecurring cost of revenue in the accompanying statements of operations. There were no contract loss provisions at June 30, 1997. During 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement for fiscal year 1999 and does not believe the adoption of this accounting pronouncement will have a significant impact on the Company's financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

  (c) Nonrecurring Charges

     During 1998, the Company recorded nonrecurring charges of approximately $6.7 million. The components of these charges are as follows:

Write-down of intangible and other assets to net realizable
  value.....................................................    $4,904,891
Provision for lease costs of excess facilities and other....     1,785,162
                                                                ----------
                                                                $6,690,053
                                                                ==========

     As a result of the change in market conditions for certain products, the Company assesses the realizability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS 121 requires, among other things, that an entity review its long-lived assets including intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During 1998, the Company recorded charges of approximately $4.9 million relating to the impairment of long-lived assets which is included in the operating non-recurring charges in the accompanying consolidated statements of operations. The Company wrote off certain intangible assets that the Company determined were impaired including $3.3 million of purchased technology, $1.0 million of prepaid royalties and $0.6 million of other assets for which there is no estimated future economic benefit based upon the Company's estimated revenue forecasts. The lease loss and other accrual of $1.8 million consists of $0.9 million of costs related to excess facilities and $0.9 million related to additional commitments that the Company is required to pay under nonrecurring arrangements that the Company determined were impaired in the fourth quarter of 1998.

  (d) Warranty Cost

     The Company provides a one-year warranty with the sale of its hardware products. The Company estimates and accrues for the costs of providing these warranties upon shipment of the products.

  (e) Research and Development Costs

     Research and development costs are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been and are not expected to be material.

  (f) Cash and Cash Equivalents

     The Company accounts for investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES less than three months at the time of purchase to be cash equivalents. As of June 30, 1998 and 1997, cash and cash equivalents consisted of the following:

                                                             JUNE 30,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Cash and cash equivalents --
  Commercial paper................................  $ 9,498,630    $        --
  Cash............................................    2,458,583      2,106,636
  Money market accounts...........................    1,644,009     15,735,463
  U.S. government and agency securities...........    1,642,216      3,001,812
                                                    -----------    -----------
          Total cash and cash equivalents.........  $15,243,438    $20,843,911
                                                    ===========    ===========

  (g) Property and Equipment

     The Company records property and equipment at cost. Maintenance and repair items are charged to expense when incurred. Depreciation and amortization is recorded for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, as follows:

                                                                        JUNE 30,
                                                  ESTIMATED     ------------------------
ASSET CLASSIFICATION                             USEFUL LIFE       1998          1997
--------------------                             -----------    ----------    ----------
Computer equipment.............................      3 years    $4,510,519    $2,845,427
Furniture and fixtures.........................  3 - 7 years     1,127,905     1,021,612
Machinery and equipment........................      3 years       256,790       306,983
                                                                ----------    ----------
                                                                 5,895,214     4,174,022
Less -- Accumulated depreciation and
  amortization.................................                  3,320,073     1,544,774
                                                                ----------    ----------
                                                                $2,575,141    $2,629,248
                                                                ==========    ==========

  (h) Accrued Expenses

     Accrued expenses as of June 30, 1998 and 1997 consist of the following:

                                                              JUNE 30,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Accrued payroll and related expenses................  $1,054,903    $2,212,642
Accrued nonrecurring charges........................   1,407,228            --
Accrued contract loss...............................   2,000,000            --
Accrued discontinued operations.....................   1,045,000            --
Accrued other.......................................   3,523,704     1,542,983
                                                      ----------    ----------
                                                      $9,030,835    $3,755,625
                                                      ==========    ==========

  (i) Foreign Currency Translation

     The Company follows the translation principles established by SFAS No. 52, Foreign Currency Translation. Gains and losses resulting from changes in exchange rate relating to the remeasurement of financial statements of the Company's subsidiaries, whose functional currency is the U.S. dollar, are immaterial for all periods presented and are included in other income (expense).

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

  (j) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, marketable securities and accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses.

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total net revenues and accounts receivable.

                                            NET REVENUE                   ACCOUNTS RECEIVABLE
                                  --------------------------------    ----------------------------
                                                   PERCENTAGE OF
                                                 CUSTOMER REVENUES                   PERCENTAGE OF
                                  SIGNIFICANT    -----------------    SIGNIFICANT     TOTAL TRADE
                                   CUSTOMERS      A      B      C      CUSTOMERS      RECEIVABLE
                                  -----------    ---    ---    ---    -----------    -------------
Fiscal Year Ended --
June 30, 1998...................       2          53%    14%     0%        3              40%
June 30, 1997...................       1          58%     0%     0%        5              79%
June 30, 1996...................       2          54%     0%    15%        3              65%

  (k) Income (Loss) per Share

     In accordance with SFAS No. 128, Earnings per Share, basic and diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for all periods presented. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented.

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                                          YEARS ENDED JUNE 30,
                                                  -------------------------------------
                                                     1998          1997         1996
                                                  ----------    ----------    ---------
Weighted average common shares outstanding......  11,830,541     9,948,607    1,517,674
Incremental weighted average common shares
  issuable upon exercise of stock options
  outstanding...................................          --     2,132,380           --
                                                  ----------    ----------    ---------
Diluted weighted average common shares
  outstanding...................................  11,830,541    12,080,987    1,517,674
                                                  ==========    ==========    =========

     Diluted weighted average shares outstanding for 1998 and 1996 exclude all potential common shares from stock options and convertible preferred stock because to include such shares would have been antidilutive due to the Company's net loss in both years. Dilutive weighted average shares outstanding for 1997 exclude only potential common shares from stock options that would be antidilutive. As of June 30, 1998, 1997 and 1996, 2,213,775, 364,750 and
8,332,078 potential common shares were outstanding, respectively, but not included in the above calculation as their effect would have been antidilutive.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

  (l) Management Estimates

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

  (m) Postretirement Benefits

     The Company has no obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as it does not currently offer such benefits.

  (n) Accounting for Stock Compensation Plans

     The Company applies Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees in accounting for stock option activity for employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (see Note 9(c)).

  (o) Reclassifications

     Certain amounts from prior years have been reclassified to conform with the current year's presentation.

  (p) Other Assets

     Other assets as of June 30, 1998 consist of long-term deposits and an investment representing less than 10% ownership in a company which was founded by the previous chief operating officer of the Company. This investment is being accounted for under the cost method of accounting. As of June 30, 1997 other assets consisted principally of purchased technology and prepaid royalties. The amount related to purchased technology relates to software technologies that have achieved technological feasibility at the date of acquisition. These technologies were to be incorporated in various products under development by the Company. As discussed at Note 1(c) these amounts were written off during fiscal 1998 as they were determined to be impaired.

  (q) New Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not believe the adoption of this accounting pronouncement will have a significant impact on the Company's financial statements.

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company does not believe the adoption of this accounting pronouncement will have a significant impact on the Company's financial statements.

     In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for costs of computer software developed

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not believe the adoption of this accounting pronouncement will have a significant impact on the Company's financial statements.

  (r) Noncash Investing and Financing Activities

     The following table summarizes the supplemental disclosure of the noncash transactions for the years indicated.

                                                                  FOR THE YEARS ENDED JUNE 30,
                                                             --------------------------------------
                                                                1998          1997          1996
                                                             -----------   -----------   ----------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  In connection with the initial public offering of Common
  Stock (Note 9(a)), the following were converted to Common
  Stock-
  Class B Common Stock.....................................  $        --   $     5,589   $       --
                                                             ===========   ===========   ==========
  Class A Common Stock.....................................  $        --   $    13,861   $       --
                                                             ===========   ===========   ==========
  Class A Convertible Preferred Stock......................  $        --   $ 3,606,658   $       --
                                                             ===========   ===========   ==========
  Class C Redeemable Convertible Preferred Stock...........  $        --   $ 8,231,410   $       --
                                                             ===========   ===========   ==========
      Total noncash conversion.............................  $        --   $11,857,518   $       --
                                                             ===========   ===========   ==========
  Accretion of Preferred Stock dividends...................  $        --   $        --   $  421,716
                                                             ===========   ===========   ==========
  Conversion of Class A Convertible Preferred Stock to
    Class B Common Stock...................................  $        --   $        --   $1,229,113
                                                             ===========   ===========   ==========
  Conversion of Class C Redeemable Convertible Preferred
    Stock to Class B Common Stock..........................  $        --   $        --   $  234,488
                                                             ===========   ===========   ==========
  Related party forgiveness of debt........................  $        --   $        --   $  565,000
                                                             ===========   ===========   ==========
  Acquisition of property and equipment under term loans...  $        --   $        --   $  968,000
                                                             ===========   ===========   ==========
  Conversion of secured promissory notes payable to a
    stockholder to Class C Redeemable Convertible Preferred
    Stock..................................................  $        --   $        --   $  340,000
                                                             ===========   ===========   ==========
  In connection with the issuance of Class C Redeemable
  Convertible Preferred Stock, the following were converted
  to Class C Redeemable Convertible Preferred Stock-
    Class B Redeemable Preferred Stock.....................  $        --   $        --   $2,310,596
                                                             ===========   ===========   ==========
    Secured promissory notes payable to a stockholder......  $        --   $        --   $1,900,000
                                                             ===========   ===========   ==========
    Senior subordinated promissory notes payable to
      stockholders.........................................  $        --   $        --   $  228,355
                                                             ===========   ===========   ==========
      Total noncash conversion.............................  $        --   $        --   $4,438,951
                                                             ===========   ===========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...................................  $     1,567   $   135,631   $  236,297
                                                             ===========   ===========   ==========
  Cash (refunded) paid for income taxes....................  $  (648,668)  $   910,097   $   14,580
                                                             ===========   ===========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:
  During 1997 and 1998, the Company acquired GCA and
  Seaport Imaging as described in Notes 3 and 4.
  These acquisitions are summarized as follows-
  Fair value of assets acquired, excluding cash............  $ 2,492,052   $ 5,750,648   $       --
  Payments in connection with the acquisitions, net of cash
    acquired...............................................   (2,225,228)   (5,205,475)          --
                                                             -----------   -----------   ----------
      Liabilities assumed..................................  $   266,824   $   545,173   $       --
                                                             ===========   ===========   ==========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

(2) DISCONTINUED OPERATIONS

     In fiscal 1998, the Company made the decision to shift all of its focus to the Company's core embedded systems business and to sell or otherwise dispose of its DDPD division. The Company's DDPD division sells print and scan accelerators in the production scanner market. The Company's $5,438,000 or $0.46 per share, loss reported from discontinued operations for the year ended June 30, 1998 represents a loss from DDPD operations of $3,182,000 or $.27 per share that includes a $2,000,000 charge for purchased research and development in connection with the Seaport Imaging ("Seaport") acquisition discussed at Note 4. In addition, the Company has recorded the estimated loss on the disposal of the business, including the write-off of assets and extinguishment of liabilities of approximately $2,256,000, or $0.19 per share, which includes an estimated operating loss of approximately $400,000 to be incurred during the first quarter of fiscal 1999. The Company has recorded no estimated proceeds from the disposition due to the uncertainty of realizing any proceeds form the sale of the DDPD business as discussed below.

     On August 12, 1998, the Company sold substantially all of the assets of its DDPD division to GGX of Waltham, Massachusetts for consideration consisting of future royalties on GGX's future sales of all products purchased from the Company in this transaction from the date of closing through September 2001, or until royalties reach an aggregate of $2.2 million, subject to provisions as defined in the asset purchase agreement; assumption of certain liabilities; and promissory notes totaling $1.28 million payable in 1999 and 2000, subject to collection of receivables sold in the transaction.

     The assets sold include the line of print and scan image acceleration products formerly marketed by the Company under the names Turbo, Lightning, PowerLightning and XipPrint, as well as the scanner control board products and bar code recognition software products formerly marketed by Seaport, which was acquired by the Company in August 1997. Based on the terms of the sale and the fact that the Company will not receive any cash from these notes for at least one year, and then only when certain conditions are met, management believes that there is significant uncertainty that these notes will be collected. Therefore, the Company has provided a full reserve against these notes. If proceeds are collected in the future, the Company will record them as income from discontinued operations.

     The accompanying consolidated financial statements contain certain accounts that have been reclassified in each of the periods presented to reflect this disposition by the Company. Reported revenue, costs and expenses exclude the operating results of the Company's DDPD business. The results of the Company's DDPD business are presented on a net basis in the consolidated statements of operations as income (loss) from discontinued operations. Product revenues from the DDPD business were approximately $6,190,000, $8,621,000 and $10,637,000 for the years ended June 30, 1998, 1997, and 1996, respectively.

     The components of net assets of discontinued operations included in the accompanying consolidated balance sheets as of June 30, 1997 are as follows:

Accounts receivable, net....................................  $1,094,302
Inventories.................................................   1,006,086
Prepaid expense and other current assets....................     107,872
Property and equipment, net.................................     207,421
Accounts payable and accrued expenses.......................    (302,486)
                                                              ----------
                                                              $2,113,195
                                                              ==========

(3) ACQUISITION OF GCA

     On February 21, 1997, the Company acquired GCA Gesellschaft fur Computer-Anwendung mbH ("GCA"). The Company paid $5,000,000 in cash for the outstanding stock of GCA. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16, and accordingly, GCA's operating

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES results from February 21, 1997 are included in the accompanying consolidated statement of operations. In accordance with APB Opinion No. 16, the Company has allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, as described below, has been identified as in-process research and development ("in-process R&D") in an independent appraisal using proven valuation procedures and techniques. The portion of the purchase price allocated to the in-process R&D projects that had not yet reached technological feasibility and did not have a future alternative use, totaling $5,400,000 was charged to expense as of the acquisition date. Acquired intangibles include the assembled workforce of GCA and goodwill. During 1998, these intangibles were determined to be impaired due to the Company's change in business focus and were written off (see Note 1(c)).

     The purchase price of $5,750,000, including direct acquisition costs, was allocated as follows:

Current assets..............................................  $  444,313
Property and equipment......................................      91,762
Acquired intangibles........................................     150,000
In-process R&D..............................................   5,400,000
Other assets................................................       9,098
Goodwill....................................................     200,000
Liabilities assumed.........................................    (545,173)
                                                              ----------
                                                              $5,750,000
                                                              ==========

     Unaudited pro forma operating results for the Company, assuming the acquisition of GCA occurred on July 1, 1995 are as follows:

                                                     YEAR ENDED       YEAR ENDED
                                                    JUNE 30, 1997    JUNE 30, 1996
                                                    -------------    -------------
Net revenue.......................................   $38,851,704      $25,738,717
Net income (loss).................................       676,134       (1,606,162)
Net income (loss) per share
  Basic...........................................   $      0.07      $     (1.06)
                                                     ===========      ===========
  Diluted.........................................   $      0.06      $     (1.06)
                                                     ===========      ===========

     For purposes of these pro forma operating results, the in-process R&D was assumed to have been written off prior to July 1, 1995, so that the operating results presented include only recurring costs.

(4) ACQUISITION OF SEAPORT IMAGING

     On August 13, 1997, the Company acquired Seaport for $2,450,000, which included direct acquisition costs of approximately $250,000. The Company paid $1,100,000 in cash at closing and the balance is evidenced by a promissory note payable over two years, subject to adjustment. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16, and accordingly, Seaport's operating results from August 13, 1997 are included in the accompanying financial statements. The Seaport results combined with the $2,000,000 charge for in-process R&D has been included in the loss from discontinued operations for the year ended June 30, 1998.

     In accordance with APB Opinion No. 16, the Company has allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, as described below, has been identified in an independent appraisal as intangible assets using proven valuation procedures and techniques, including approximately $2,000,000 of in-process R&D. The in-process R&D represents the fair value of projects that did not have a future alternative use and was therefore charged to expense as of the

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES acquisition date. Acquired intangibles include the assembled workforce and existing product technology of Seaport. These acquired intangibles were also written off and included in the loss from discontinued operations for the year ended June 30, 1998.

     Unaudited pro forma operating results for the Company, assuming the acquisition of Seaport occurred on July 1, 1996, are as follows:

                                                    YEAR ENDED       YEAR ENDED
                                                   JUNE 30, 1998    JUNE 30, 1997
                                                   -------------    -------------
Net income (loss)................................  $(16,432,069)      $664,135
Net income (loss) per share
  Basic..........................................  $      (1.39)      $   0.07
                                                   ============       ========
  Diluted........................................  $      (1.39)      $   0.05
                                                   ============       ========

     For the purposes of these pro forma operating results, the in-process R&D was assumed to have been written off prior to July 1, 1996, so that the operating results presented include only recurring costs.

     The purchase price of $2,450,000, including direct acquisition cost was allocated as follows:

Current assets..............................................  $  434,595
Property and equipment......................................      35,209
In-process R&D..............................................   2,000,000
Other assets................................................       4,314
Acquired intangibles........................................     242,706
Liabilities assumed.........................................    (266,824)
                                                              ----------
                                                              $2,450,000
                                                              ==========

(5) INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS
No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

     The components of the Company's provision for income taxes for the years ended June 30, 1998, 1997 and 1996 are as follows:

                                                       1998        1997        1996
                                                     --------    --------    --------
Current:
  Federal..........................................  $     --    $     --    $     --
  State............................................    35,000      18,000          --
  Foreign..........................................   337,374      44,000          --
Deferred:
  Federal..........................................   (65,000)    579,000          --
  State............................................   (35,000)    102,190          --
                                                     --------    --------    --------
Total provision for income taxes...................  $272,374    $743,190    $     --
                                                     ========    ========    ========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                              1998     1997     1996
                                                              -----    -----    -----
Tax (benefit) at statutory rate.............................  (34.0)%   34.0%   (34.0)%
State taxes, net of federal benefit.........................   (5.0)     6.3     (6.0)
Foreign taxes...............................................    1.0      1.1       --
Utilization of federal and foreign net operating loss
  carryforwards.............................................     --    (91.4)      --
Increase in valuation allowance and other, net..............   39.5     96.6     40.0
                                                              -----    -----    -----
Tax provision...............................................    1.5%    46.6%     0.0%
                                                              =====    =====    =====

     The tax effects of the components of the Company's deferred income tax assets are as follows:

                                                                    JUNE 30,
                                                           ---------------------------
                                                               1998           1997
                                                           ------------    -----------
Deferred Tax Assets --
  Domestic net operating loss carryforwards..............  $  5,443,967    $ 1,896,298
  Foreign net operating loss carryforwards...............     1,301,082        490,585
  Temporary differences --
     Intangible and acquired incomplete research and
       development related to the Phoenix acquisition....     1,009,725      1,099,218
     Intangible and acquired incomplete research and
       development related to the GCA acquisition........     1,584,000      2,016,000
     Discontinued operations.............................     3,920,000             --
     Allowance for doubtful accounts.....................       140,985         22,425
     Inventory valuation allowance.......................         9,018         85,466
     Allowance for sales returns.........................        92,000         92,000
     Other temporary differences, net....................       314,728        349,058
                                                           ------------    -----------
          Total gross deferred tax asset.................    13,815,505      6,051,050
Less -- Valuation allowance..............................   (12,785,505)    (5,121,050)
                                                           ------------    -----------
  Net deferred tax asset.................................  $  1,030,000    $   930,000
                                                           ============    ===========

     At June 30, 1998, the Company had available net operating loss ("NOL") carryforwards of approximately $11,924,000 for U.S. income tax purposes, which may be used to offset future taxable income, if any. The NOL carryforwards begin to expire in 2009 and are subject to review and possible adjustment by the Internal Revenue Service. The NOL carryforwards available for use in any given year may be limited in the event of a significant change in ownership, as defined by the Internal Revenue Code.

     The Company has recorded a deferred tax asset for that portion of their deferred tax asset for which it is "more likely than not" that it will receive benefit in the future. The Company has placed a significant valuation against the remaining net deferred assets totaling approximately $12,785,000. If realized, approximately $2,570,000 of this amount will be credited to additional paid-in capital since these amounts were generated from the utilization of disqualifying dispositions related to the exercise of incentive stock options.

(6) NOTES PAYABLE

     In relation to the acquisition of Seaport, the Company entered into two notes payable with various individuals who were the stockholders of Seaport. These notes, totaled $1,150,000. A portion of the notes are due on the first anniversary of the closing date (August 13, 1998) and the remaining portion is due on the

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES second anniversary. These notes are subject to reductions, as defined in the stock purchase agreement. As of June 30, 1998, total reductions to the notes were approximately $47,000.

(7) SECURED PROMISSORY NOTES PAYABLE TO A STOCKHOLDER

     On August 25, 1995, the Company issued a $3,299,000 secured promissory note payable to Phoenix. On January 1, 1996, the note was cancelled and a new secured promissory note payable to Phoenix was entered into by the Company for $2,734,000 as part of the consideration for the purchase of certain assets in fiscal 1995. The Company reduced the principal with Phoenix (a related party) by $565,000 and recorded the reduction as additional paid-in capital. Interest was payable quarterly at an annual rate of 8%. On May 9, 1996, Phoenix converted $340,000 of principal into 116,979 shares of Class C Redeemable Convertible Preferred Stock. In addition, on May 28, 1996, the Company paid $300,000 of principal to Phoenix. This note was paid in full during fiscal 1997.

(8) REVOLVING LINE OF CREDIT AND TERM LOAN FACILITY

     On September 27, 1995, the Company entered into a $2,000,000 revolving line of credit (the "Line") and a $1,000,000 term loan facility with a bank. On August 21, 1996, the Company amended the Line and term loan facility. The Modification Agreement permits the Company to borrow up to $4,000,000 under the Line and up to $2,000,000 under the term loan facility. Under the Modification Agreement, the Line and term loan facility expires on December 1, 1998. Borrowings under the Line bear interest at the Bank's prime rate (8.5% at June 30, 1998), and borrowings under the term loan facility bear interest at the prime rate (8.5% at June 30, 1998) plus 0.5% for qualified equipment purchases, as defined. Each term loan is repayable over 36 months. Borrowings under the Line and term loan facility are secured by substantially all assets of the Company, as defined. The Company is restricted in the payment of any dividends under the Line and term loan facility. In addition, the Company is required to comply with certain restrictive covenants, including debt to net worth, capital base, quick ratio and profitability. The Company was in compliance, or had received a waiver of noncompliance, with all covenants as of June 30, 1998. There are no outstanding borrowings under the Line or term loan facility as of June 30, 1998.

(9) STOCKHOLDERS' EQUITY

  (a) Initial Public Offering

     In October 1996, the Company sold, through an underwritten public offering, 2,500,000 shares of its common stock at $12 per share. Also in October 1996, the Company sold an additional 375,000 shares, at $12 per share, pursuant to an underwriters over-allotment provision. The Company received proceeds of $30,685,000 from its initial public offering which was net of issuance costs of $926,439.

  (b) Stock and Stock Option Plans

     In fiscal 1994, the Company established the 1993 Stock Option Plan (the "1993 Plan"), and in 1995, the Company established the 1995 Stock Option Plan (the "1995 Plan"). The plans provide for the grant of incentive stock options and nonqualified stock options. Options granted under the plans vest over various periods and expire no later than 10 years from the date of grant. The Company has reserved common stock shares for the options granted under the 1993 Plan and the 1995 Plan.

     The Company's 1996 Stock Option Plan (the "1996 Plan") was approved by the Board of Directors in February 1996 and was adopted by the Company's stockholders on July 12, 1996. The 1996 plan was amended by the Board of Directors on October 10, 1997 to increase the number of shares available for grants thereunder by 800,000 shares to 1,750,000 shares, and such amendment was approved by the Company's stockholders on December 8, 1997. The 1996 Plan provides for the grant or award of options to purchase shares of the

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Company's Common Stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified options. The purpose of the 1996 Plan is to attract and retain outstanding employees through the incentives of stock ownership. All employees (including officers), directors and consultants of the Company are eligible to receive stock options under the 1996 Plan.

     The 1996 Plan is administered by the Board of Directors. Subject to the provisions of the 1996 Plan, the Board of Directors has the authority to designate participants, determine the number of shares to be covered by each grant, the time at which each stock option is exercisable, the method of payment and any other terms and conditions of the stock options. All stock options shall be evidenced by a stock option agreement between the Company and the participant.

     While the Board of Directors determines the prices at which options may be exercised under the 1996 Plan, the exercise price of an option shall be at least 100% of the fair market value (as determined under the terms of the 1996 Plan) of a share of Common Stock on the date of grant. At June 30, 1998, the aggregate number of shares of Common Stock available for future grants under the 1996 Plan, as amended, is 275,166.

     The Company's 1996 Director Stock Option Plan (the "Director Plan") was approved by the Board of Directors and the Company's stockholders on July 12, 1996. The Director Plan provides for the automatic grant of stock options ("Director Stock Options") to purchase shares of Common Stock of the Company to nonemployee directors of the Company once annually, for so long as the nonemployee director serves on the Board of Directors and is not employed by the Company. Director Stock Options granted under the Director Plan must be nonstatutory options. The purpose of the Director Plan is to attract and retain outstanding nonemployee directors through the incentives of stock ownership. The Director Plan authorizes the grant of options to purchase up to a total of 350,000 shares.

     Stock option activity is summarized as follows:

                                                                                WEIGHTED
                                              NUMBER      EXERCISE PRICE    AVERAGE EXERCISE
                                            OF SHARES       PER SHARE       PRICE PER SHARE
                                            ----------    --------------    ----------------
Outstanding, June 30, 1995................   1,893,650     $       0.20          $ 0.20
                                            ----------     ------------          ------
  Granted.................................     919,406        0.20-6.50            1.19
  Terminated..............................    (127,764)       0.20-1.84            0.35
  Exercised...............................    (175,202)       0.20-0.68            0.20
                                            ----------     ------------          ------
Outstanding, June 30, 1996................   2,510,090     $  0.20-6.50          $ 0.55
                                            ----------     ------------          ------
  Granted.................................     874,900      10.00-15.00           12.77
  Terminated..............................    (169,494)      0.20-14.45            8.83
  Exercised...............................  (1,182,475)      0.20-10.00            0.35
                                            ----------     ------------          ------
Outstanding, June 30, 1997................   2,033,021     $ 0.20-15.00          $ 5.24
                                            ----------     ------------          ------
  Granted.................................   1,588,588       3.50-15.25            4.68
  Terminated..............................  (1,017,593)      0.68-15.25           12.17
  Exercised...............................    (394,246)      0.20-11.25            0.45
                                            ----------     ------------          ------
Outstanding, June 30, 1998................   2,209,770     $ 0.20-15.25          $ 2.52
                                            ==========     ============          ======
Exercisable, June 30, 1998................     914,851     $0.20-$15.25          $ 1.61
                                            ==========     ============          ======

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

     The range of exercise prices for options outstanding and options exercisable at June 30, 1998 are as follows:

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                 ------------------------------------   ----------------------
                                WEIGHTED
                                 AVERAGE     WEIGHTED                 WEIGHTED
RANGE OF                        REMAINING    AVERAGE                  AVERAGE
EXERCISE           NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
PRICE PER SHARE  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------   --------   -----------   --------
    $0.20           346,289       6.60        $ 0.20      346,289      $ 0.20
    $0.68           365,975       7.39          0.68      191,600        0.68
    $1.84            86,625       7.73          1.84       43,754        1.84
    $3.50            16,000       9.68          3.50           --          --
    $3.56         1,246,131       9.66          3.56      331,113        3.56
    $3.66           125,000       9.70          3.66           --          --
    $4.25            20,000       9.71          4.25        1,250        4.25
    $6.50             1,000       7.80          6.50          500        6.50
   $15.25             2,750       9.34         15.25          345       15.25
                  ---------       ----        ------      -------      ------
$0.20-$15.25      2,209,770       8.73        $ 2.52      914,851      $ 1.61
                  =========       ====        ======      =======      ======

     The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in July 1996. The Purchase Plan authorizes the sale of up to a total of 200,000 shares of Common Stock to participating employees.

     All employees of the Company meeting certain eligibility requirements are eligible to participate in the Purchase Plan. An employee may elect to have a whole number percentage from 1% to 10% of his or her base pay withheld during the payroll deduction period ("Offering Period") for purposes of purchasing shares under the Purchase Plan. The price at which shares may be purchased during each offering will be 85% of the fair market value per share of the common stock on either the first day or the last day of the Offering Period, whichever is lower. The Compensation Committee of the Board of Directors may, at its discretion, choose an Offering Period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, the Company had sold 40,979 shares as of June 30, 1998. As of June 30, 1998, 159,021 shares of Common Stock were available for future sale under the Purchase Plan.

  (c) Stock - Based Compensation

     The Company accounts for its stock-based compensation plan under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plans during the years ended June 30, 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123. The weighted average information and assumptions used are as follows:

                                              1998             1997             1996
                                          -------------    -------------    ------------
Risk free interest rate.................   5.44% - 6.11%    5.90% - 6.69%   5.26% - 6.21%
Expected dividend yield.................             --               --              --
Expected lives..........................        4 years          4 years         4 years
Expected volatility.....................             65%              65%             65%
Weighted average value at grant date....          $4.70           $12.75             $--
Weighted average remaining contractual
  life of options outstanding...........           8.73             8.65            8.81

     The pro forma effect of applying SFAS No. 123 would be as follows:

                                                   1998          1997         1996
                                               ------------    --------    -----------
Net income (loss) as reported................  $(16,251,533)   $852,349    $(1,532,677)
Pro forma net income (loss) as adjusted......  $(18,214,462)   $ 41,890    $(1,589,835)
Net (loss) income per share as reported:
  Basic......................................  $      (1.37)   $   0.09    $     (1.01)
                                               ============    ========    ===========
  Diluted....................................  $      (1.37)   $   0.07    $     (1.01)
                                               ============    ========    ===========
Pro forma net income (loss) per share as
  adjusted:
  Basic......................................  $      (1.54)   $   0.00    $     (1.05)
                                               ============    ========    ===========
  Diluted....................................  $      (1.54)   $   0.00    $     (1.05)
                                               ============    ========    ===========

(10) OPERATING LEASE COMMITMENTS

     The Company leases office facilities and certain equipment under operating leases which expire at various dates through July 2002. Rent expense for all operating leases charged to operations was approximately $1,302,000, $1,268,000 and $1,095,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

     Future minimum lease payments under operating leases as of June 30, 1998 are approximately as follows:

1999.....................................................  $1,670,000
2000.....................................................   1,751,000
2001.....................................................   1,773,000
2002.....................................................   1,746,000
2003.....................................................     851,000
                                                           ----------
  Total minimum payments.................................  $7,791,000
                                                           ==========

(11) RETIREMENT PLAN

     Effective January 1992, the Company adopted the Xionics 401(k) Retirement Plan (the "Plan"). The Company has elected, at its discretion, to contribute up to a maximum 50% of the first 6% of pay contributed to the Plan. The Company's contributions to the Plan were approximately $152,000 and $146,000 for the years ended June 30, 1998 and 1997, respectively. There was no contribution in the year ended June 30, 1996.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

(12) REVENUES BY GEOGRAPHIC DESTINATION

     Revenues by geographic destination and as a percentage of total revenues are as follows:

                                             FOR THE YEAR ENDED JUNE 30,
                                      -----------------------------------------
                                         1998           1997           1996
                                      -----------    -----------    -----------
United States.......................  $19,854,302    $22,325,462    $11,087,319
Asia................................    8,716,175      5,135,131      1,573,998
Europe..............................      530,659      1,718,873        511,080
                                      -----------    -----------    -----------
                                      $29,101,136    $29,179,466    $13,172,397
                                      ===========    ===========    ===========

                                                       FOR THE YEAR ENDED JUNE 30,
                                                      -----------------------------
                                                       1998       1997       1996
                                                      -------    -------    -------
United States.......................................    68.2%      76.5%      84.2%
Asia................................................    30.0%      17.6%      11.9%
Europe..............................................     1.8%       5.9%       3.9%
                                                       -----      -----      -----
                                                       100.0%     100.0%     100.0%
                                                       =====      =====      =====