Form 10-K/A
period 1998-06-30
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1998-10-08
CIK 1014586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)
               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. []

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 25, 1998, was $42,612,839, based on the last sale price as reported by The Nasdaq Stock Market.

     As of September 25, 1998, there were 12,393,941 shares of the registrant's common stock issued and 12,175,097 shares of the registrant's common stock outstanding.

                      XIONICS DOCUMENT TECHNOLOGIES, INC.

                                1998 FORM 10-K/A
                                AMENDMENT NO. 1
                               TABLE OF CONTENTS


                                                                        PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K......3
SIGNATURE.....................................................................6

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     Item 14(a) The following documents are filed as part of this Annual Report on Form 10-K.+

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

    10.6.1 Modification of Credit Agreement, dated August 21, 1996, between the Company and Fleet National Bank (filed as
              Exhibit 10.8.1 to the Company's Registration Statement on From S-1 dated May 28, 1996, File No. 333-4613)

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

     10.13 Stock Option Agreements between the Company and Peter J. Simone dated June 27, 1997 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K dated September 29, 1997)

       99.1 Agreement for the Purchase of Shares, dated as of February 21, 1997, by and between the Company and Wilfried Welsch and Oliver Fohr (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 7, 1997)

The following is a list of exhibits filed as part of this Annual Report on Form 10-K+.

EXHIBIT NUMBER                              DESCRIPTION

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

     10.20 Employment Agreement between the Company and Peter J. Simone dated March 18, 1998

     10.21 Letter Agreement between the Company and Paul R. Low dated March 16, 1998

     10.22 Form of Stock Option Agreement pursuant to the Company's 1993, 1995 and 1996 Stock Option Agreements

     11.1       Statement re Computation of Per Share Earnings

     21.1       Subsidiaries of the Registrant

     23.1       Consent of Arthur Andersen LLP

       27       Financial Data Schedule

  ------------------------------------------------------------
      + With the exception of Exhibit 10.17, which is filed herewith, all exhibits and other documents were filed with the Company's Annual Report on Form 10-K on September 28, 1998

      * Confidential treatment requested for certain portions of this exhibit


ITEM 14(B) REPORTS ON FORM 8-K.

     On April 15, 1998, the Company filed a Current Report on Form 8-K, announcing the resignation of Gerard T. Feeney as Vice President - Finance, Chief Financial Officer and Treasurer, and the appointment of Robert L. Lentz as Senior Vice President - Finance and Administration, Chief Financial Officer and Treasurer. On April 21, 1998, the Company filed a Current Report on Form 8-K, announcing the adoption of a Shareholder Rights Plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, Commonwealth of Massachusetts, on this 5th day of October, 1998.

                          XIONICS DOCUMENT TECHNOLOGIES, INC.

                          By: /s/ Robert L. Lentz
                              -----------------------------------------
                              ROBERT L. LENTZ
                              SENIOR VICE PRESIDENT - FINANCE & ADMINISTRATION, CHIEF FINANCIAL OFFICER AND TREASURER