Form 10-Q
period 1998-09-30
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1998-11-13
CIK 1014586

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1998


                         COMMISSION FILE NUMBER 0-20777


                      XIONICS DOCUMENT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                       043186685
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

70 BLANCHARD ROAD, BURLINGTON, MA                                01803
(Address of principal executive offices)                      (Zip Code)


                                 (781) 2297000
              (Registrant's telephone number, including area code)


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

     At October 30, 1998, there were 12,440,885 shares of the Company's $0.01 par value common stock issued, with 12,216,822 shares outstanding.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                      PAGE
                                                                                     NUMBER

PART I.   FINANCIAL INFORMATION


ITEM 1.   Consolidated Financial Statements

            Balance Sheets--September 30, 1998 and June 30, 1998...................     3

            Statements of Operations--Three Months Ended September 30, 1998
             and 1997..............................................................     4

            Statements of Cash Flows--Three Months Ended September 30, 1998
             and 1997..............................................................     5

            Notes to Consolidated Financial Statements.............................     6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..............................................     9


ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk..............    13



PART II.   OTHER INFORMATION


ITEM 2.    Changes in Securities and Use of Proceeds...............................    14


ITEM 6.    Exhibits and Reports on Form 8-K........................................    14

           Signatures..............................................................    15


                         PART I--FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                  September 30,       June 30,
                                                                                      1998             1998
                                                                                 =============      ============
                                                                                  (Unaudited)        (Audited)

                                     ASSETS

Current Assets:
    Cash and cash equivalents                                                     $ 12,996,274     $ 15,243,438
    Accounts receivable, less reserves of approximately $56,000
        at September 30, 1998 and June 30, 1998                                      5,978,856        3,953,722
    Contract receivable                                                             10,556,448        9,927,416
    Prepaid expenses and other current assets                                          499,586          480,802
                                                                                  =============    ============
         Total Current Assets                                                       30,031,164       29,605,378

Property and equipment, net                                                          2,453,385        2,575,141
Deferred tax asset                                                                   1,030,000        1,030,000
Other assets                                                                           754,626          722,607
                                                                                  =============    ============
                                                                                  $ 34,269,175     $ 33,933,126
                                                                                  =============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Note payable, current portion                                                 $    575,000     $    527,631
    Accounts payable                                                                 1,661,011        2,184,184
    Accrued payroll                                                                    136,022          355,275
    Accrued expenses                                                                 8,585,687        8,675,560
    Deferred revenue                                                                 3,264,422        2,096,531
                                                                                  ============     ============
         Total Current Liabilities                                                  14,222,142       13,839,181

Note payable, net of current portion                                                         -          575,000

Stockholders' equity:
     Common Stock
        Authorized--40,000,000 shares
        Issued--12,410,260 and 12,261,438 shares at September 30, 1998 and
           June 30, 1998, respectively
        Outstanding--12,186,197 and 12,037,375 shares at September 30, 1998
           and June 30, 1998, respectively                                             124,103          122,614

     Additional paid-in capital                                                      46,551,581       46,303,791
     Treasury stock, at cost--224,063 shares of Common Stock at September 30,
          1998 and June 30, 1998, respectively                                         (151,246)        (151,246)
     Accumulated deficit                                                            (26,477,405)     (26,756,214)

         Total stockholders' equity                                                  20,047,033       19,518,945
                                                                                  =============    =============
                                                                                  $  34,269,175    $  33,933,126

The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                      Three Months Ended
                                                             --------------------------------
                                                              September 30,    September 30,
                                                                  1998             1997
                                                             ==============   ===============

Net revenue                                                   $  7,251,362     $  7,529,473
Cost of revenue                                                  2,231,457        1,823,101
                                                             ==============   ===============
    Gross profit                                                 5,019,905        5,706,372

Operating expenses:
    Research and development                                     3,311,780        2,806,961
    Selling, general and administrative                          1,567,767        1,639,844
                                                             ==============   ===============
         Income from operations                                    140,358        1,259,567

Other income, net                                                  151,451          208,786
                                                             ==============   ===============
         Income before provision for income taxes                  291,809        1,468,353

Provision for income taxes                                          13,000          700,000
                                                             ==============   ===============
         Net income from continuing operations                     278,809          768,353

Net loss from discontinued operations, net of taxes                      -       (1,722,570)

         Net income (loss)                                    $    278,809       $ (954,217)
                                                             ==============   ===============
Net income from continuing operations per share (Note 3)

       Basic                                                  $       0.02       $     0.07
                                                             ==============   ===============
       Diluted                                                $       0.02       $     0.06
                                                             ==============   ===============
Net loss from discontinued operations per share (Note 3)

       Basic                                                  $          -       $    (0.15)
                                                             ==============   ===============
       Diluted                                                $          -       $    (0.15)
                                                             ==============   ===============
Net income (loss) per share (Note 3)

       Basic                                                  $       0.02       $    (0.08)
                                                             ==============   ===============
       Diluted                                                $       0.02       $    (0.08)
                                                             ==============   ===============
Weighted average number of shares outstanding (Note 3)

       Basic                                                    12,085,752       11,690,697
                                                             ==============   ===============
       Diluted                                                  12,924,272       12,880,975
                                                             ==============   ===============


The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  Three Months Ended
                                                                           --------------------------------
                                                                           September 30,    September 30,
                                                                                 1998             1997
                                                                           ==============   ===============

Cash flows from operating activities:
     Net income (loss)                                                     $    278,809     $    (954,217)
     Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
              Charge for purchased research and development (Note 5)                  -         2,000,000
              Depreciation and amortization                                     361,591           527,018
              Deferred taxes                                                          -           500,000
              Changes in assets and liabilities--
              Accounts receivable                                            (2,025,134)         (445,188)
              Contract receivable                                              (629,032)       (1,275,496)
              Prepaid expenses and other current assets                         (18,784)          459,875
              Accounts payable                                                 (523,172)         (182,382)
              Accrued payroll                                                  (219,253)           71,373
              Accrued expenses                                                  (89,873)       (1,070,831)
              Deferred revenue                                                1,167,892           (34,781)
                                                                           ===============  ===============
                  Net cash used in operating activities                      (1,696,956)         (404,629)
                                                                           ===============  ===============
Cash flows from investing activities:
     Increase in other assets                                                   (32,019)         (223,850)
     Cash paid for Seaport, net of cash acquired                                      -          (672,676)
     Purchases of property and equipment                                       (239,837)         (887,920)

                  Net cash used in investing activities                        (271,856)       (1,784,446)
                                                                           ===============  ===============
Cash flows from financing activities:
     Repayment of note payable                                                 (527,631)                -
     Proceeds from exercise of stock options                                     69,192            45,819
     Proceeds from employee stock purchase plan                                 180,087            55,252

                  Net cash (used in) provided by financing activities          (278,352)          101,071
                                                                           ===============  ===============

Net decrease in cash and cash equivalents                                    (2,247,164)       (2,088,004)
Cash and cash equivalents, beginning of period                               15,243,438        20,843,911
                                                                           ===============  ===============

Cash and cash equivalents, end of period                                   $ 12,996,274     $  18,755,907
                                                                           ===============  ===============

Supplemental disclosure of cash flow information:
    Cash paid (refunded) for income taxes                                  $     60,643     $    (582,120)
                                                                           ===============  ===============


The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

     The consolidated financial statements of Xionics Document Technologies, Inc. and subsidiaries ("the Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998, included in the Company's annual report on Form 10-K.

     The consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries.

     The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.


2.  SUMMARY OF SIGNIFICaNT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to these condensed consolidated financial statements.

(a)  Principles of Consolidation

     The accompanying consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(b)  Contract Receivable

     The Company had an outstanding contract receivable of $10,556,448 and $9,927,416 at September 30, 1998 and June 30, 1998, respectively, from a significant customer. The contract receivable represents an agreement entered into by the Company and the customer whereby the Company licensed certain of its page description technology, including its version of the PostScript page description language, to the customer. This contract requires that the Company perform customer support in configuring its technology to the customer specifications. The Company follows contract accounting in recognizing revenue on this contract using the percentage of completion method.

(c)  Cash and cash equivalents

     The Company accounts for investments under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of less than three months at the time of purchase to be cash equivalents.

(d) Revenue Recognition

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company as required has adopted SOP 97-2 for transactions entered into beginning July 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are

             XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations for the three months ended September 30, 1998.

(e) Comprehensive Income

     Effective July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income which requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three months ended September 30, 1998, there were no items that the Company recorded as other comprehensive income.

(f) New Accounting Standards

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and interim period reporting is not required until interim periods beginning after December 15, 1998. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company does not believe the adoption of this accounting pronouncement will have a significant impact on the Company's financial statements.


3.  NET INCOME (LOSS) PER COMMON SHARE

     The Company has calculated net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share, which requires the Company to present both basic and diluted net income (loss) per share for all periods presented. Basic net income (loss) per share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. In computing Diluted EPS, common equivalent shares are not considered dilutive in periods in which a net loss is reported because such common equivalent shares are antidilutive.

     The following table represents the shares used in the computation of basic and diluted weighted average common shares outstanding:


                                                                              Three months ended September 30,
                                                                                  1998              1997

     Weighted average common shares outstanding........................       12,085,752          11,690,697
     Incremental weighted average common shares issuable
       upon exercise of stock options outstanding......................          838,520           1,190,278
     Diluted weighted average common shares outstanding................       12,924,272          12,880,975
                                                                              ==========          ==========

     Total antidilutive shares of 26,484 and 360,303 for the three months ended September 30, 1998 and 1997, respectively, have been excluded from the calculation of weighted average number of potentially diluted common shares outstanding.

             XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


4.  DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1998, the Company made the decision to shift all of its focus to the Company's core embedded systems business and to sell or otherwise dispose of its Digital Document Products Division ("DDPD"). The Company's DDPD division sold print and scan accelerators in the production scanner market. During the fourth quarter of fiscal 1998, the Company recorded the estimated loss on the disposal of the business, including the write-off of DDPD assets and extinguishment of DDPD liabilities, of approximately $2,256,000.

     On August 12, 1998, the Company sold substantially all of the assets of its DDPD division to GammaGraphX, Inc. ("GGX") of Waltham, Massachusetts for consideration consisting of future royalties on GGX's future sales of all products purchased from the Company in this transaction from the date of closing through September 2001, or until royalties reach an aggregate of $2.2 million, subject to provisions as defined in the asset purchase agreement; assumption of certain liabilities; and promissory notes totaling $1.28 million payable in 1999 and 2000, subject to collection of receivables sold in the transaction. At September 30, 1998, the Company has not received any proceeds from the sale and has recorded no estimated proceeds from the disposition due to the uncertainty of realizing any proceeds from the sale of the DDPD business. If proceeds are collected in the future, the Company will record them as income from discontinued operations.


5.  ACQUISITION OF SEAPORT IMAGING

     On August 13, 1997, the Company acquired Seaport Imaging ("Seaport") for $2,450,000, which included direct acquisition costs of approximately $250,000. The Company paid $1,100,000 in cash at closing and the balance is evidenced by a promissory note payable over two years, subject to adjustment. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16, and accordingly, Seaport's operating results from August 13, 1997 are included in the accompanying financial statements. The Seaport results combined with the $2,000,000 charge for in-process R&D has been included in the loss from discontinued operations, discussed in Note 4, for the three months ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES AcT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS ABOUT FUTURE REVENUE AND FUTURE CASH FLOW. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN THE SECTION ENTITLED "FACTORS AFFECTING FUTURE RESULTS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED ON SEPTEMBER 28, 1998. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR UPDATE THEM TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q.


OVERvIEW

     Xionics Document Technologies, Inc. designs, develops and markets innovative software and silicon solutions for printing, scanning, copying, processing and transmitting digital documents to computer peripheral devices that perform document imaging functions. Such devices include printers, copiers, scanners and multifunction peripherals that perform a combination of these imaging functions. The Company derives its revenue primarily from sales of its printer software products, which include revenue from software licenses, royalties, engineering and manufacturing services and maintenance. Software license revenue consists of the Company's charges for licensed source code, which generally includes initial nonrefundable fees which are recognized as revenue upon the shipment of the source code, provided there are no significant vendor obligations. Royalty revenue is generally earned as a percentage of net revenue or a fixed amount from unit sales by licensees of products that incorporate the Company's software, and is generally recognized as earned in the Company's financial statements in the quarter in which amounts due to the Company have been determined using estimates based upon historical payments. Engineering services revenue is derived from fees paid for porting or customization of the Company's software to customerspecific device controllers. Revenue is recognized as the services are performed or using percentage of completion contract accounting. Manufacturing services revenue is derived from fees received for providing design and manufacturing coordination and support on behalf of the OEM. These fees are earned over the manufacturing period. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract, which is typically twelve months.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBeR 30, 1998 AND SEPTEMBER 30, 1997

     Revenue for the three months ended September 30, 1998 decreased 4% to $7.2 million compared to $7.5 million for the three months ended September 30, 1997. Revenue, although down from last year's level, reflects an improved mix as a result of the Company's decision to modify its business model to exclude the sale of controller boards. Controller boards, which historically have had lower gross margins, comprised 15% of total revenue or $1.1 million for the three months ended September 30, 1997 as compared to less than 1% of total revenue or $15,000 for the three months ended September 30, 1998. This decrease in controller board revenue was offset by engineering and manufacturing services revenue which increased $1.6 million or 151% from the same period in the prior year. Decreases of approximately $0.8 million in software license and royalty revenue primarily resulted from the reduction of royalties earned from Lexmark, as the Lexmark printers in which Xionics software was deployed reached the end of their economic life. The decline in royalty revenue is anticipated to stabilize, with the potential for increasing revenue as new printers from customers which have licensed the Company's software begin to be deployed.

     Gross profit for the three months ended September 30, 1998 decreased 12% to $5.0 million from $5.7 million for the three months ended September 30, 1997. Gross profit decreased to 69% for the three months ended September 30,

1998 compared to 76% for the three months ended September 30, 1997. The decreases in both the gross profit and gross profit percentage in the three months ended September 30, 1998 are primarily attributable to lower royalty revenue, which has a significantly higher margin than the increased revenue on the engineering and manufacturing services.

     Research and development expenses consist primarily of personnel costs, costs of engineering contractors and outside consultants, engineering supplies, computer equipment depreciation and overhead costs, all of which are associated with development of the Company's IPS, MFP, driver software and color technologies. Research and development expenses increased by 18% to $3.3 million for the three months ended September 30, 1998 from $2.8 million for the three months ended September 30, 1997. The higher expense level resulted primarily from increased personnel expenditures, particularly outside contractors hired to complete the development of the MFP. As a percentage of revenue, research and development expenses increased to 46% for the three months ended September 30, 1998 from 37% for the three months ended September 30, 1997.

     Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Selling, general and administrative expenses decreased by $72,000 or 4% for the three months ended September 30, 1998 as compared to the same period in the prior year. The lower expense level resulted primarily from decreased personnel expenditures resulting from the June 1998 restructuring. As a percentage of revenue, selling, general and administrative expenses decreased slightly to 21% for the three months ended September 30, 1998 from 22% for the three months ended September 30, 1997.

     During the three month period ended September 30, 1998, net interest income and other income decreased by $57,000, or 27%, compared to the three month period ended September 30, 1997. This decrease resulted primarily from reduced cash and cash equivalents balances during the quarter.

     The Company recorded income tax provisions of $13,000 and $700,000 for the three months ended September 30, 1998 and September 30, 1997 respectively. The tax provision for the three months ending September 30, 1998 represents foreign and other taxes which do not benefit from the operating losses generated in prior fiscal years. The tax provision for the three months ending September 30, 1997 was calculated based on the expected fiscal 1998 effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had cash and cash equivalents of $13.0 million compared to $15.2 million at June 30, 1998. This decrease is due to uses of cash for operating activities, payments of restructuring charges expensed in the fourth quarter of fiscal 1998 and the repayment of a note payable related to the Seaport acquisition.

     At present, the Company has available a $4.0 million working capital revolving line of credit and a $2.0 million term loan facility with a bank, both of which are secured by substantially all assets of the Company. The working capital line of credit terminates on December 1, 1998, although the Company expects the credit agreement to be extended beyond its expiration date. As of September 30, 1998, there were no outstanding borrowings under the working capital line of credit or term loan facility. Under the terms of the working capital and term loan facilities, the Company is prohibited from declaring or paying dividends on its Common Stock. It is possible that the Company may in the future use private or public sales of its securities as a source of liquidity.

     The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, cash payments on the Company's 1996 agreement with Hewlett-Packard which continue through 1999, and available borrowings under its lines of credit, will be sufficient to finance the Company's operations for at least the next 12 months. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

FACTORS AFFECTING FUTURE RESULTS

Dependence on Relationship with Hewlett-Packard. The Company derived 53% of its revenue from Hewlett-Packard in fiscal 1998. Therefore, any significant disruption or deterioration of its relationship with Hewlett-Packard would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has met all of its obligations necessary to secure the right to receive ongoing payments from Hewlett-Packard under its 1996 and 1998 agreements with Hewlett-Packard, and is also current in performing its obligations under various other less material agreements it has with Hewlett-Packard. However, there can be no assurance that the Company will continue to meet all such obligations in the future. Hewlett-Packard has the right to terminate each of its agreements with the Company if the Company breaches its obligations under that agreement and does not cure such breach within 30 days. In addition, competitors of the Company, including without limitation Adobe and Peerless, are continuously engaged in efforts to win Hewlett-Packard's business away from the Company, and are likely to continue such efforts in the future. There can be no assurance that one or more of the Company's competitors will not be successful in competing with the Company for some or all of Hewlett-Packard's business. Further, although Hewlett-Packard has shown a strong tendency to outsource embedded systems software and development for its printer products over the past several years, there can be no assurance that this trend will continue or that Hewlett-Packard's internal development groups will not compete successfully for some or all of this outsourced business in the future. Finally, any adverse change in Hewlett-Packard's business, results of operations or financial condition could in turn have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Market Success of Third Parties. The markets for the Company's products and services are characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions. The Company currently derives substantially all of its revenue from the licensing of technology to a relatively small number of significant OEM customers, including royalty streams derived from OEMs' shipments of document imaging devices containing the Company's products, and the sale of related products and services to manufacturers of document imaging devices. The Company anticipates that these sources of revenue will continue to account for substantially all of its revenue for the foreseeable future. In order to assure that the Company will derive future royalty streams from the shipment of OEM devices, the Company and its OEMs are required to develop and release in a regular and timely manner new document imaging products with increased speed, enhanced output resolutions, reduced memory requirements, multiple functions, and network connectivity. The Company's OEMs are under tremendous pressure to continually shorten the development cycles of these products, leading to increased complexity and cost of development to the Company and its OEMs. The Company's success will depend on, among other things: market acceptance of the Company's technology and the document imaging devices of the Company's OEMs; the ability of the Company and its OEMs to meet industry changes and market demands in a timely manner; achievement of new design wins by the Company; successful implementation of the Company's technology in new document imaging devices being developed by its OEMs; and successful marketing of those devices by the OEMs. Any failure by the Company or its OEMs to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs in the market for document imaging devices could result in a loss of competitiveness or revenue, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Competition. The market for the Company's products and services is intensely competitive, and the Company has numerous competitors, including not only other suppliers of outsourced products and services, such as Peerless Systems Corporation, but its OEM customers' own internal development groups as well. The Company's page description language interpreter products compete directly with those of Adobe Systems, Inc., which is substantially larger than the Company and has significantly greater resources and name recognition than the Company. In addition, the Company's OEM customers compete fiercely with one another, and with other manufacturers of document imaging devices, for market share in a market characterized by rapid development cycles, short product life cycles and ever-increasing consumer demand for greater performance and functionality at reduced prices. There can be no assurance that the Company or its OEMs will be able to compete successfully against their respective current or future competitors, or that competitive pressures faced by the Company and its OEMs will not have a material adverse effect on the Company's business, results of operations or financial condition.

Technological Change/Developing Markets. A substantial portion of the Company's recent development effort has been directed at the development of new embedded imaging technologies, including next-generation PDLs, the XipChip ASIC, other foundation technology for MFPs, and embedded digital color copier technology. While the Company has substantial experience in certain of these areas, it has limited experience in others. The Company's future success will depend to a significant degree on its ability to complete development of these technologies and have them deployed in OEMs' document imaging devices. This success will be dependent in part on the ability of the Company's OEMs to develop new products that provide the functionality, performance, speed, and connectivity demanded by the market at acceptable prices, and to convince end users to adopt new generations of products for office and desktop use. There can be no assurance that the market for MFP, color imaging and other products will develop or continue to expand as currently anticipated by the Company; that the Company's OEM customers will choose the Company's technology for use in their printers, MFPs, color copiers or other devices; that the Company's OEM customers will be successful in developing or introducing such devices; or that such products will gain market acceptance. The failure of any of these events to occur could have a material adverse effect on the Company's business, results of operations and financial condition. Likewise, there can be no assurance that future changes in the technological or marketing direction of industry leaders such as Microsoft Corporation or Intel Corporation - for example, the possibility that Microsoft may include native print rendering capability in future version of its personal computer operations systems - will not render the Company's key products such as printer languages, interpreters and drivers obsolete or reduce market demand for them. Any such developments could also have a material adverse effect on the Company's business, results of operations and financial condition.

Investment in Ricoh MFP and XipChip. The Company has made a substantial investment in research and development in order to create a family of MFP devices for its customer Ricoh Co., Ltd., in completing its commitment to Ricoh and to develop its XipChip ASIC for use in those devices. While commercial shipment of Xionics' XipChip ASIC and MFP technology to Ricoh and commercial shipments of the first Ricoh MFP containing Xionics' XipChip and MFP technology have begun, there can be no assurance that Ricoh will be successful in marketing or selling such product, or that it will sell sufficient quantities of current or future MFPs based on Xionics technology to enable Xionics to recoup its investment in the development of such devices. Similarly, there can be no assurance that the Company will succeed in marketing current or future versions of the XipChip ASIC to other customers in addition to Ricoh, or that it will sell production units of XipChips in sufficient quantities to recoup its investment in the development thereof.

Asian Economic Crisis. The Company has several significant OEM customers in Japan, South Korea, and other parts of Asia. The adverse economic circumstances currently prevailing in Japan and elsewhere in Asia could affect these customers' willingness or ability to do business with the Company in the future or their success in developing and launching document imaging devices containing the Company's products, which in turn could have a material adverse effect on the Company's business, results of operations and financial condition. One Japanese customer, Mita Industrial Co., Ltd., petitioned for reorganization in 1998, although another Japanese corporation, Kyocera Corporation, has agreed to acquire Mita and its reorganization is expected to be successfully completed.

Risks Associated with Provision of Controller Design and Manufacturing Services. The Company provides comprehensive services for the management and coordination of the design and manufacturing of controller boards for its OEM customers by third parties. The Company seeks to confine its role in such arrangements to that of agent for the OEM. However, in response to customer or supplier requirements, the Company has at times assumed contractual responsibility for the delivery of development deliverables and manufactured boards. There can be no assurance that the Company will not incur liability to its customers as the result of its third-party contractor's failure or inability to develop and manufacturer controller boards for such OEMs as agreed.

Recruitment and Retention of Employees. The Company's future success is dependent in part upon its ability to attract and retain qualified employees, especially highly skilled engineering and technical employees. The current labor market, both in the Company's geographical area, and in the high technology industry in general, is such that the number of open positions in these disciplines far exceeds the supply of personnel qualified to fill them. In consequence, the Company must continually compete with other high-technology employers for this limited pool of available employees. There can be no assurance that the Company will be able to attract or retain the employees it needs to execute against its current or future business plans. Any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Year 2000 Readiness Disclosure. Many computer programs written during approximately the past 20 years use two digits rather than four to identify a calendar year, and a number of these programs are still in widespread use. Such programs could recognize a date represented as "00" as the calendar year 1900 rather than the calendar year 2000 when performing date-sensitive operations. This in turn could cause the programs to generate erroneous data or fail when called upon to perform date-sensitive operations using the year 2000 or subsequent years. The Company believes its current products and systems are Year 2000 compliant and do not require modification to function correctly in and after the year 2000. However, the Company utilizes third-party equipment and software which may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to dates in the year 2000 and subsequent years could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the Company's software and firmware is often integrated with that of its customers or other vendors, and the Company has no knowledge of the Year 2000 readiness of such third-parties' software and firmware, or the devices into which they are incorporated. Failure of such third-party software or firmware, or the devices in which they are incorporated, to operate properly with regard to dates in the Year 2000 and subsequent years could result in the Company incurring unanticipated expenses related to working with such third parties to remedy any problems. Such unanticipated expenses could have a material adverse effect on the Company's business, results of operations and financial condition. Since the Company licenses and provides services relating to embedded software and firmware, the Company may become involved in investigations or allegations regarding Year 2000 issues. Due to the various factors involved, the Company cannot anticipate the degree to which it could be the subject of claims or complaints regarding Year 2000 issues. The Company is in the process of contacting its critical customers, suppliers, financial institutions and significant development partners to determine if their operations and the products and services that they provide to the Company are Year 2000 compliant. The Company does not anticipate any material exposure arising from Year 2000 issues relating to its own products and services, nor does the Company currently believe that it has material exposure arising from Year 2000 issues. As such, the Company has not established, nor does it currently intend to establish a Year 2000 contingency plan. The Company has not to date spent a material amount on Year 2000 expenditures and does not anticipate further expenditures to be material to its financial position or results of operations in any given year. However, the Company will reevaluate the need for a contingency plan, and the potential for related expenditures, from time to time.

Factors Affecting Stock Price. The market price of the Company's common stock has been, and may continue to be, subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or strategic relationships by the Company or its competitors and other events or factors. In addition, the stock market in recent months and years has experienced extreme price and volume fluctuations that have particularly affected the market price of the stock of many technology companies, and in particular those with small market capitalizations. These fluctuations, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. The Company does not participate in derivative financial instruments, other financials instruments for which fair value disclosure would be required under SFAS No. 107, or derivative commodity instruments. All of the Company's investments are in short-term, investment-grade commercial paper and money market accounts that are carried at fair value on the Company's books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

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


                           PART II -OTHER INFORMATION


ITEM 2.  CHANGES IN SECURiTIES AND USE OF PROCEEDS

During the quarter ended September 30, 1998, the Company sold 83,963 shares of unregistered common stock in reliance on exemptions available under Securities and Exchange Commission Rule 701, pursuant to the exercise of employee stock options granted under the Company's 1993, 1995 and 1996 Stock Option Plans (the "Plans") prior to the effectiveness of the Company's registration statement on Form S-1, declared effective September 24, 1996. The average exercise price for the shares was $0.89275, and the total consideration received by the Company for the sale of such stock was $51,871.55. Use of proceeds is as disclosed in the Company's Annual Report on Form 10-K filed with the Commission on September 28, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27   Financial Data Schedule

        (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  XIONICS DOCUMENT TECHNOLOGIES, INC.



NAME                                 TITLE                        DATE


/s/ Peter J. Simone
____________________    President and Chief Executive       November 13, 1998
  PETER J. SIMONE        Officer



/s/ Robert L. Lentz
_____________________    Senior Vice President and Chief     November 13, 1998
  ROBERT L. LENTZ        Financial Officer