Form 10-Q
period 1998-12-31
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1999-02-12
CIK 1014586

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED DECEMBER 31, 1998


                         COMMISSION FILE NUMBER 020777


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

     At February 9, 1999, there were 12,563,284 shares of the Company's $0.01 par value common stock issued, with 12,339,221 shares outstanding.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     INDEX
                                                                                     PAGE
                                                                                    NUMBER
PART I.    FINANCIAL INFORMATION


ITEM 1.    Condensed Consolidated Financial Statements

             Condensed Balance Sheets--December 31, 1998 and June 30, 1998......     3

             Condensed Statements of Operations--Three Months ended
               December 31, 1998 and 1997 and Six Months Ended
               December 31, 1998 and 1997.......................................     4
             Statements of Cash Flows--Six Months Ended December 31, 1998
              and 1997..........................................................     5

           Notes to Condensed Consolidated Financial Statements.................     6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................     9

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk...........    12



PART II.   OTHER INFORMATION


ITEM 2.    Changes in Securities and Use of Proceeds............................    13

ITEM 4.    Submission of Matters to a Vote of Security Holders..................    13

ITEM 6.    Exhibits and Reports on Form 8-K.....................................    14

           Signatures...........................................................    15

                         PART I--FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIdATED FINANCIAL STATEMENTS


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31,   June 30,
                                                                         1998          1998
                                                                      (Unaudited)

                               ASSETS
Current Assets:
    Cash and cash equivalents                                         $ 16,389,257   $ 15,243,438
    Accounts receivable, less reserves of approximately $56,000
        at December 31, 1998 and June 30, 1998                           2,456,246      3,953,722

    Contract receivable                                                 11,185,480      9,927,416

    Prepaid expenses and other current assets                              257,699        480,802
                                                                      ____________   ____________
        Total current assets                                            30,288,682     29,605,378

Property and equipment, net                                              2,289,936      2,575,141

Deferred tax asset                                                       1,030,000      1,030,000

Other assets                                                               754,626        722,607
                                                                      ____________   ____________

                                                                      $ 34,363,244   $ 33,933,126
                                                                      ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Note payable, current portion                                       $    575,000   $    527,631
  Accounts payable                                                         601,012      2,184,184
  Accrued payroll                                                                -        355,275
  Accrued expenses                                                       8,810,190      8,675,560
  Deferred revenue                                                       3,766,790      2,096,531
                                                                      ============   ============
        Total current liabilities                                       13,752,992     13,839,181

Note payable, net of current portion                                             -        575,000

Stockholders' equity:
    Common Stock
       Authorized--40,000,000 shares
       Issued--12,489,597 and 12,261,438 shares at December 31, 1998 and
          June 30, 1998, respectively
       Outstanding--12,265,534 and 12,037,375 shares at December 31, 1998
          and June 30, 1998, respectively                                  124,896        122,614
    Additional paid-in capital                                          46,609,860     46,303,791

    Treasury stock, at cost--224,063 shares of Common Stock at December 31,
        1998 and June 30, 1998, respectively                              (151,246)      (151,246)

    Accumulated deficit                                                (25,973,258)   (26,756,214)
                                                                       ===========    ===========
        Total stockholders' equity                                      20,610,252     19,518,945
                                                                       ===========    ===========

                                                                      $ 34,363,244   $ 33,933,126
                                                                       ===========    ===========


 The accompanying notes are an integral part of these condensed consolidated financial statements.



             XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                      Three Months Ended           Six Months Ended
                                                                   ===========================  ===========================
                                                                   December 31,   December 31,   December 31,  December 31,
                                                                      1998           1997          1998           1997
                                                                   ============   ============  =============  ============
Net revenue                                                        $  7,601,159   $  6,721,955  $ 14,852,521   $ 14,251,428

Cost of revenue                                                       2,334,867      2,038,800     4,566,324      3,861,901
                                                                   ------------   ------------  ------------   ------------
    Gross profit                                                      5,266,292      4,683,155    10,286,197     10,389,527

Operating expenses:
    Research and development                                          3,000,854      3,190,878     6,312,634      5,997,839
    Selling, general and administrative                               1,849,647      1,794,550     3,417,414      3,434,394
    Non-recurring charge                                                      -      3,944,312             -      3,944,312
                                                                   ------------   ------------  ------------   ------------
        Income (loss) from operations                                   415,791     (4,246,585)      556,149     (2,987,018)

Other income, net                                                       175,356        276,154       326,807        484,940
                                                                   ------------   ------------- ------------   ------------
        Income (loss) before (provision) benefit for income taxes       591,147     (3,970,431)      882,956     (2,502,078)

Provision for (benefit from) income taxes                                87,000       (557,335)      100,000        142,665
                                                                   ============   ============  ============   ============
        Net income (loss) from continuing operations                    504,147     (3,413,096)      782,956     (2,644,743)

Net income (loss) from discontinued operations, net of taxes                  -        348,268             -     (1,374,302)
                                                                   ------------   ------------  ------------   ------------
        Net income (loss)                                          $    504,147   $ (3,064,828) $    782,956   $ (4,019,045)
                                                                   ============   ============  ============   ============
Net income (loss) from continuing operations per share
       Basic                                                       $       0.04   $      (0.29) $       0.06   $      (0.23)
                                                                   ============   ============  ============   ============
       Diluted                                                     $       0.04   $      (0.29) $       0.06   $      (0.23)
                                                                   ============   ============= ============   ============
Net income (loss) from discontinued operations per share
       Basic                                                       $          -   $       0.03  $          -   $      (0.12)
                                                                   ============   ============  ============   ============
       Diluted                                                     $          -   $       0.03  $          -   $      (0.12)
                                                                   ============   ============  ============   ============
Net income (loss) per share
       Basic                                                       $       0.04   $      (0.26) $       0.06   $      (0.34)
                                                                   ============   ============  ============   ============
       Diluted                                                     $       0.04   $      (0.26) $       0.06   $      (0.34)
                                                                   ============   ============  ============   ============
Weighted average common and common equivalent shares
outstanding
       Basic                                                         12,224,533     11,786,138    12,155,143     11,738,417
                                                                    ===========   ============  ============   ============
       Diluted                                                       12,775,798     11,786,138    12,837,060     11,738,417
                                                                    ===========   ============  ============   ============


 The accompanying notes are an integral part of these condensed consolidated financial statements.


             XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           Six Months Ended
                                                                      __________________________
                                                                      December 31,  December 31,
                                                                           1998          1997
                                                                      _____________ ____________
Cash flows from operating activities:
    Net income (loss)                                                 $    782,956  $ (4,019,045)
    Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
              Non-recurring charge (Note 6)                                      -     3,944,312
              Charge for purchased research and development (Note 5)             -     2,000,000
              Depreciation and amortization                                773,741       685,604
              Deferred taxes                                                     -      (100,000)
              Changes in assets and liabilities--
              Accounts receivable                                        1,497,476       125,787
              Contract receivable                                       (1,258,064)   (1,258,064)
              Prepaid expenses and other current assets                    223,103      (302,844)
              Accounts payable                                          (1,583,172)   (1,161,010)
              Accrued payroll                                             (355,275)     (298,695)
              Accrued expenses                                             134,630    (2,555,052)
              Deferred revenue                                           1,670,259       169,608
                                                                      ============  ============
                 Net cash provided by (used in) operating activities     1,885,654    (2,769,399)
                                                                      ============  ============
Cash flows from investing activities:
    Decrease in other assets                                               (32,019)   (1,170,436)
    Cash paid for Seaport, net of cash acquired                                  -      (902,468)
    Purchases of property and equipment                                   (488,536)   (1,125,718)
                                                                      ============  ============
               Net cash used in investing activities                      (520,555)   (3,198,622)
                                                                      ============  ============
Cash flows from financing activities:
    Repayment of note payable                                             (527,631)            -
    Proceeds from exercise of stock options                                128,264        73,674
    Proceeds from employee stock purchase plan                             180,087        55,252
                                                                     -------------  ------------
               Net cash provided by (used in) financing activities        (219,280)      128,926
                                                                     -------------  ------------
Net increase (decrease) in cash and cash equivalents                     1,145,819    (5,839,095)
Cash and cash equivalents, beginning of period                          15,243,438    20,843,911
                                                                     =============  ============
Cash and cash equivalents, end of period                             $  16,389,257  $ 15,004,816
                                                                     =============  ============
Supplemental disclosure of cash flow information:
    Cash paid (refunded) for income taxes                            $      74,634  $   (442,782)
                                                                     =============  ============

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

(b)  Contract Receivable

     The Company had an outstanding contract receivable of $11,185,480 and $9,927,416 at December 31, 1998 and June 30, 1998, respectively, from a significant customer. The contract receivable represents an agreement entered into by the Company and the customer whereby the Company licensed certain of its page description technology, including its version of the PostScript page description language, to the customer. This contract requires that the Company perform customer support in configuring its technology to the customer specifications. The Company follows contract accounting in recognizing revenue on this contract using the percentage of completion method.

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

The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations for the six months ended December 31, 1998.

(e) New Accounting Standards

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

3    NET INCOME (LOSS) PER COMMON SHARE

     The Company has calculated net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share, which requires the Company to present both basic and diluted net income (loss) per share for all periods presented. Basic net income (loss) per share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. In computing Diluted EPS, common equivalent shares are not included in periods in which a net loss is reported because such common equivalent shares are antidilutive.

     The following table represents the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                                           Three months ended        Six months ended
                                                              December 31,             December 31,
                                                          1998          1997         1998         1997
Weighted average common shares outstanding.............  12,224,533  11,786,138    12,155,143   11,738,417
Incremental weighted average common shares issuable
   upon exercise of stock options outstanding..........     551,265           -       681,917            -
                                                         ----------  ----------    ----------   ----------
Diluted weighted average common shares outstanding.....  11,786,138  12,837,060    11,738,417   12,775,798
                                                         ==========  ==========    ==========   ==========

     Diluted weighted average shares outstanding for the three and six months ended December 31, 1997 exclude all potential common shares from stock options and convertible preferred stock because to include such shares would have been antidilutive due to the Company's net loss in both periods. For the three and six months ended December 31, 1997 potential common shares outstanding were 1,944,361. Dilutive weighted average shares outstanding for the three and six months ended December 31, 1998 exclude only potential common shares from stock options that would be antidilutive. For the three and six months ended December 31, 1998, 1,676,478 and 106,016 potential common shares were outstanding, respectively, but not included in the above calculation as their effect would have been antidilutive.

4    DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1998, the Company made the decision to shift all of its focus to the Company's core embedded systems business and to sell or otherwise dispose of its Digital Document Products Division ("DDPD"). The Company's DDPD division sold print and scan accelerators in the production scanner market. For the six months ended December 31, 1997, the Company recorded a loss of $1.4 million. Included in the loss was a $2.0 million charge for purchased R&D in connection with the acquisition of Seaport Imaging discussed in Note 5 below.

     On August 12, 1998, the Company sold substantially all of the assets of its DDPD division to GammaGraphX, Inc. ("GGX") of Waltham, Massachusetts for consideration consisting of future royalties on GGX's future sales of all products purchased from the Company in this transaction from the date of closing through September 2001, or until royalties reach an aggregate of $2.2 million, subject to provisions as defined in the asset purchase agreement; assumption of certain liabilities; and promissory notes totaling $1.28 million payable in 1999 and 2000, subject to collection of receivables sold in the transaction. At December 31, 1998, the Company has not received any proceeds from the sale and has recorded no estimated proceeds from the disposition due to the uncertainty of realizing any proceeds from the sale of the DDPD business. If proceeds are collected in the future, the Company will record them as income from discontinued operations.


5    ACQUISITION OF SEAPORT IMAGING

     On August 13, 1997, the Company acquired Seaport Imaging ("Seaport") for $2,450,000, which included direct acquisition costs of approximately $250,000. The Company paid $1,100,000 in cash at closing and the balance is evidenced by a promissory note payable over two years, subject to adjustment. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16, and accordingly, Seaport's operating results from August 13, 1997 are included in the accompanying financial statements. The Seaport operating results combined with a $2,000,000 charge for purchased R&D has been included in the loss from discontinued operations, discussed in Note 4, for the three and six months ended December 31, 1997.


6    NON-RECURRING CHARGE

     During the second quarter ended December 31, 1997, the Company recorded a non-recurring charge of approximately $3.9 million. Included in the charge was a write-down of intangible assets to net realizable value of $3.0 million and a $0.9 million provision for lease costs of excess facilities. The Company determined that, due to changes in market conditions related to certain products, certain intangible assets were impaired. Included in the charge was a lease loss accrual of $0.9 million which consists of costs related to excess facilities.

                                              1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS ABOUT FUTURE REVENUE AND FUTURE CASH FLOW. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS". READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED ON SEPTEMBER 28, 1998. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR UPDATE THEM TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q.

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

RESULTS OF OPERATIONS

FOR THE QUARTERS AND SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     Net revenue for the three months ended December 31, 1998 increased 13% to $7.6 million compared to $6.7 million for the three months ended December 31, 1997. The increase is primarily related to higher engineering services fees, which increased to 39% of total revenue from 15% in the historical quarter. The increase in revenue from engineering services fees was offset by a decrease in revenue from the sale of controller boards, which equated to approximately 11% of revenue in the historical quarter, and which contributes virtually no revenue in the current periods and is no longer intended to be a revenue activity of the Company. Net revenue for the six months ended December 31, 1998, increased 4% to $14.9 million compared to $14.3 million for the six months ended December 31, 1997. Contributing to the net increase in revenue was an increase in engineering services fees, which increased to 38% of total revenue from 19% in the historical period. The increase in revenue from engineering services fees was offset by a decrease in revenue from the sale of controller boards, which equated to approximately 9% of revenue in the historical period, and which contributes virtually no revenue in the current period and a decline in royalty revenue, primarily due to the decline in royalties received from Lexmark, which has contributed very little revenue in the current period.

     Gross profit for the three months ended December 31, 1998 increased 12% to $5.3 million from $4.7 million for the three months ended December 31, 1997, primarily as a result of the increase in revenue. Gross margin decreased slightly to 69% of revenue for the three months ended December 31, 1998 compared to 70% for the three months ended December 31, 1997. Gross profit for the six months ended December 31, 1998 decreased 1% to $10.3 million from $10.4 million for the six months ended December 31, 1997. The increase in gross margin from the increase in revenue was offset by the decline in gross margin percentage, which decreased to 69% for the six months ended December 31, 1998 compared to 73% for the six months ended December 31, 1997. The decrease in gross margin percentage was attributable primarily to changes in the revenue mix. This decline in gross margin percentage included: 1) a higher proportion of revenue generated from non-recurring engineering fees, which are at a lower gross margin; 2) a decline in higher margin royalty revenue; and 3) the decline in the sale of controller boards which contributes very little margin, and therefore, positively contributed to the gross margin percentage in the current period.

     Research and development expenses decreased by 6% to $3.0 million for the three months ended December 31, 1998 from $3.2 million for the three months ended December 31, 1997. Principally as a result of higher revenue, research and development expenses decreased to 39% of revenue for the three months ended December 31, 1998 compared to 47% for the three months ended December 31, 1997. Research and development expenses increased by 5% to $6.3 million for the six months ended December 31, 1998 from $6.0 million for the six months ended December 31, 1997 as a result of increased personnel expenditures, particularly outside contractors, hired to complete the development of the MFP in the first quarter of fiscal 1999. Research and development expenses increased to 43% for the six months ended December 31, 1998 compared to 42% for the six months ended December 31, 1997.

     Selling, general and administrative expenses remained comparable at $1.8 million and $3.4 million for the three and six months ended December 31, 1998 and December 31, 1997. Principally as a result of higher revenue, selling, general and administrative expenses decreased to 24% of revenue for the three months ended December 31, 1998 compared to 27% for the three months ended December 31, 1997, and 23% of revenue for six month period ended December 31, 1998 as compared to 24% of revenue for the six months ended December 31, 1997.

     During the second quarter ended December 31, 1997, the Company recorded a non-recurring charge of approximately $3.9 million. Included in the charge was a write-down of intangible assets to net realizable value of $3.0 million and a $0.9 million provision for lease costs of excess facilities. The Company determined that, due to changes in market conditions related to certain products, certain intangible assets were impaired. Included in the charge was a lease loss accrual of $0.9 million which consists of costs related to excess facilities.

     During the three month period ended December 31, 1998, net interest income and other income decreased by approximately $100,000, or 37%, compared to the three month period ended December 31, 1997, and decreased by approximately $158,000, or 33%, compared to the six month period ended December 31, 1997. These declines were primarily the result of a decline in cash and cash equivalent balances.

     The Company recorded an income tax provision of $87,000 and $100,000 for the three and six months ended December 31, 1998, respectively, representing foreign and other taxes which do not benefit from the operating losses generated in prior fiscal years. The Company recorded a tax benefit of $557,335 and a tax provision of $142,665 for the three and six months ended December 31, 1997, respectively. As a result of the operating loss incurred in the second quarter of fiscal 1998, the Company recorded a tax benefit in order to reflect the expected fiscal 1998 income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had cash and cash equivalents of $16.4 million compared to $15.2 million at June 30, 1998. This increase is due to cash provided by operating activities, including a higher than expected level of collections of accounts receivable and customer prepayments. The increase in cash from operating activities was partially offset by the repayment of a note payable related to the Seaport acquisition and purchases of equipment. The Company expects that its normal days sales outstanding to be around 70 days versus the less than 50 days achieved at December 31, 1998.

     At present, the Company has available a $5.0 million working capital revolving line of credit and a $1.0 million term loan facility with a bank, both of which are secured by substantially all assets of the Company. The working capital line of credit terminates on December 1, 1999. As of December 31, 1998, there were no outstanding borrowings under the working capital line of credit or term loan facility. Under the terms of the working capital and term loan facilities, the Company is prohibited from declaring or paying dividends on its Common Stock. It is possible that the Company may in the future use private or public sales of its securities as a source of liquidity.

     The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, cash payments on the Company's 1996 agreement with Hewlett-Packard Company which continue through 1999, and available borrowings under its lines of credit, will be sufficient to finance the Company's operations for at least the next 12 months. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

FACTORS THAT MAY AFFECT FUtURE RESULTS OF OPERATIONS

     The Company believes that in the future its results of operations could be affected by various factors, such as dependency on a major customer, possible delays in the development and shipment of OEM devices containing the Company's products, competition from new as well as traditional competitors, its success in introducing and achieving market acceptance of its products, including its products for color printing and imaging, and its ongoing ability to manage its growth. The Company's future results are of course subject to numerous risks and uncertainties. Those discussed below are those which the Company believes to have the most current relevance. Readers are strongly encouraged to review all of the risk factors discussed in the Company's Annual Report on Form 10-K filed with the SEC on September 28, 1998.

     The Company is dependent on a single customer, Hewlett-Packard Company, for over half its revenue. For the fiscal year ended June 30, 1998, 53% of the Company's revenue was derived from its contracts with Hewlett-Packard. Though this concentration may diminish somewhat as the Company's revenue mix changes, the Company expects Hewlett-Packard to remain a very substantial customer for the foreseeable future. Any significant disruption in the Company's relationship with Hewlett-Packard, whether as the result of competition, reduced outsourcing by Hewlett-Packard, or future unanticipated performance problems on the part of the Company, would therefore be likely to have a material adverse effect on the Company's future business, financial condition and results of operations.

     The Company's revenue derived from royalties on OEMs' devices incorporating the Company's software and hardware products depends on the timely development and introduction of those devices, and on the OEMs' success in marketing and selling them. The Company believes that its OEM customers are currently developing approximately 40 models of devices that incorporate the Company's products, and that should yield a royalty stream to Xionics after the OEMs begin to sell them. Delays in development and shipment of these OEM devices (including delays caused by difficulties with implementing the Company's products in the devices), and/or smaller-than-anticipated sales of the devices, could cause the Company's future royalty revenue to differ significantly from current expectations.

     The Company's products and services continue to face serious competition from traditional sources such as Adobe Systems, Incorporated, the originator of the PostScript page description language with which the Company's PostScript-compatible language interpreter products compete; Peerless Systems Corporation and several other companies which provide outsourced imaging technology and engineering services to OEMs; and the OEMs' own internal engineering groups. The Company has competed quite successfully for new and repeat business in recent quarters, but changes in strategy by its competitors, for example price reductions or new product introductions, could make it more difficult for the Company to compete effectively. In addition, the Company believes that new competitors may attempt to enter the market for certain of the Company's products and services. For example, Electronics for Imaging, Inc., which is considerably larger and with more resources than the Company, may seek to compete with the Company for business relating to the development of moderately-priced printer controllers. Increased competition from new and/or existing competitors could cause the Company's future results of operations to differ materially from current expectations.

     Among other technological changes, color capability is rapidly emerging as a market requirement for printers and other imaging devices. Some of the Company's competitors have the capacity to supply color solutions, and some of their color solutions are well received in the marketplace. Adoption of the Company's color solutions has not been widespread in the OEM market; thus, the Company faces the near-term challenges of establishing itself as a credible source of color print and imaging solutions, and of completing the development of viable color products, including page description language software modified to work with tandem color print engines. Any significant inability to meet these challenges could cause future results of operations to differ materially from current expectations.

     The Company also faces the ongoing task of managing its growth and executing its business plan. This entails, among other things, refreshing its product lines, performing under its customer contracts, attracting, retaining and motivating its employees, and establishing processes and infrastructure to help it manage its business more effectively. If the Company were to encounter significant difficulties in any one or more of these areas, its future operating results could differ materially from current expectations.

     Year 2000 Readiness Disclosure. Many computer programs written during approximately the past 20 years use two digits rather than four to identify a calendar year. Such programs could recognize a date represented as "00" as the year 1900 rather than the year 2000 when performing date-sensitive operations. This in turn could cause the programs to generate erroneous data or fail when called upon to perform date-sensitive operations using the year 2000 or subsequent years. The Company believes its current products and systems do not require modification to function correctly in and after the year 2000. The Year 2000 issue creates risk for the Company from undetected, unknown and/or unforeseen problems (including failure of systems, equipment, software, firmware and/or devices to operate properly with regard to dates in the year 2000 and after) in its internally used third party equipment and software, as well as third party customer and other vendor software, firmware and devices in or with which Xionics' products are incorporated or used. Furthermore, existing customers or potential customers may have reduced funds available to purchase products and services such as those offered by the Company as companies expend significant resources to correct their current systems for Year 2000 compliance. Any such undetected, unknown and/or unforeseen problems could result in the Company incurring unanticipated expenses related to working with third parties to remedy such problems, and any such reduced spending by existing or potential customers, could have a material adverse effect on the Company's business, results of operations and financial condition. Since the Company licenses and provides services relating to embedded software and firmware, the Company may become involved in investigations or allegations regarding Year 2000 issues. The Company is in the process of contacting its critical customers, suppliers, financial institutions and development partners to determine if their operations and the products and services that they provide to the Company are Year 2000 compliant. The Company does not anticipate any material exposure arising from Year 2000 issues relating to its own products and services, nor does the Company currently believe that it has material exposure arising from Year 2000 issues generally. As such, the Company has not established, nor does it currently intend to establish, a Year 2000 contingency plan. The Company has not to date spent a material amount on Year 2000 expenditures and does not anticipate further expenditures to be material to its financial position or results of operations in any given year. The Company will reevaluate the need for a contingency plan, and the potential for related expenditures, from time to time.

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


                           PART II -OTHER INFORMATION

ITEM 2.  CHANGES IN SECURiTIES AND USE OF PROCEEDS

During the quarter ended December 31, 1998, the Company sold 74,000 shares of unregistered common stock in reliance on exemptions available under Securities and Exchange Commission Rule 701, pursuant to the exercise of employee stock options granted under the Company's 1993, 1995 and 1996 Stock Option Plans (the "Plans") prior to the effectiveness of the Company's registration statement on Form S-1, declared effective September 24, 1996. The average exercise price for the shares was $0.619722, and the total consideration received by the Company for the sale of such stock was $40,060.01. Use of proceeds is as disclosed in the Company's Annual Report on Form 10-K filed with the Commission on September 28, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of its Stockholders on November 23, 1998, at which the following occurred:

Election of Director: The stockholders elected David R. Skok as a Class II Director, to serve until the Annual Meeting of Stockholders to be held in the year 2001. The other persons continuing as directors are Richard A. D'Amore, Paul R. Low, Peter J. Simone and Thomas A. St. Germain. The vote on the matter was as follows:

               For                          10,746,531
               Authority Withheld              662,230

Appointment of Independent Auditors: The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending June 30, 1999. The vote on the matter was as follows:

               For                          11,351,380
               Against                          30,521
               Abstain                          26,860

Amendment of 1996 Directors Stock Option Plan and 1996 Stock Option Plan: The stockholders approved the reallocation of 334,000 shares previously available for grant under the 1996 Directors Stock Option Plan to the 1996 Stock Option Plan. Specifically, the stockholders approved the amendment of the 1996 Directors Stock Option Plan to decrease the number of shares available for grant under such Plan from 334,000 to 0, and the amendment of the 1996 Stock Option Plan to increase the number of shares available for grant under such Plan from 1,750,000 to 2,084,000 shares. The vote on the matter was as follows:

               For                           6,248,120
               Against                         993,323
               Abstain                          51,574
               Broker non-votes              4,115,744

Further Amendment of 1996 Stock Option Plan: The stockholders approved the further amendment of the 1996 Stock Option Plan to increase the number of shares available for grant under such Plan from 2,084,000 to 2,584,000 shares. The vote on the matter was as follows:

               For                          6,022,914
               Against                      1,197,749
               Abstain                         72,354
               Broker non-votes             4,155,744

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27     Financial Data Schedule

        (b)    Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  XIONICS DOCUMENT TECHNOLOGIES, INC.



NAME                              TITLE                        DATE

/s/ Peter J. Simone
 ____________________  President and Chief Executive     February 12, 1999
   PETER J. SIMONE                Officer



/s/ Robert L. Lentz
 ___________________   Senior Vice President and Chief   February 12, 1999
   ROBERT L. LENTZ             Financial Officer