Form 10-Q
period 1999-03-31
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1999-05-14
CIK 1014586

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 1999


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

     At May 5, 1999, there were 12,664,634 shares of the Company's $0.01 par value common stock issued, with 12,440,571 shares outstanding.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                PAGE
                                                                               NUMBER

PART I. FINANCIAL INFORMATION


ITEM 1. Consolidated Financial Statements

          Condensed Consolidated Balance Sheets--March 31, 1999
            and June 30, 1998................................................    3

          Consolidated Statements of Operations--Three and Nine Months Ended
            March 31, 1999 and 1998..........................................    4

          Consolidated Statements of Cash Flows--Nine Months Ended
            March 31, 1999 and 1998..........................................    5

          Notes to Consolidated Financial Statements.........................    6

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................    9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk...........    12



PART II. OTHER INFORMATION


ITEM 2. Changes in Securities and Use of Proceeds............................    13

ITEM 6. Exhibits and Reports on Form 8-K.....................................    13

        Signatures...........................................................    14


                         PART I--FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            March 31,         June 30,
                                                                              1999              1998
                                                                           ------------     ------------
                                                                           (Unaudited)       (Audited)

                                     ASSETS

Current Assets:
    Cash and cash equivalents                                             $ 18,510,013      $ 15,243,438
    Accounts receivable, less reserves of approximately $56,000
       at March 31, 1999 and June 30, 1998                                   3,163,953
                                                                                               3,953,722
    Contract receivable                                                     10,000,000
                                                                                               9,927,416
    Prepaid expenses and other current assets                                  161,762
                                                                                                 480,802
                                                                          ------------      ------------
        Total current assets                                                31,835,728
                                                                                              29,605,378

Property and equipment, net                                                  2,141,297
                                                                                               2,575,141
Deferred tax asset                                                           1,030,000
                                                                                               1,030,000
Other assets                                                                   754,626
                                                                                                 722,607
                                                                          ------------      ------------

                                                                          $ 35,761,651      $ 33,933,126
                                                                          ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Note payable                                                          $    575,000                 $
                                                                                                 527,631
    Accounts payable                                                           706,082         2,184,184
    Accrued expenses                                                         8,813,123         9,030,835
    Deferred revenue                                                         3,996,015         2,096,531
                                                                          ------------      ------------
        Total current liabilities                                           14,090,220        13,839,181

Note payable, net of current portion                                                 -           575,000

Stockholders' equity:
    Common Stock
       Authorized--40,000,000 shares
       Issued--12,659,634 and 12,261,438 shares at March 31, 1999 and
         June 30, 1998, respectively
       Outstanding--12,435,571 and 12,037,375 shares at March 31, 1999
         and June 30, 1998, respectively                                       126,597           122,614
    Additional paid-in capital                                              46,836,231        46,303,791
    Treasury stock, at cost--224,063 shares of Common Stock at March 31,
       1999 and June 30, 1998, respectively
                                                                             (151,246)         (151,246)
    Accumulated deficit                                                   (25,140,151)      (26,756,214)
                                                                          ------------      ------------
        Total stockholders' equity                                          21,671,431        19,518,945
                                                                          ------------      ------------

                                                                          $ 35,761,651                 $
                                                                                              33,933,126
                                                                          ============      ============

 The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Three Months Ended              Nine Months Ended
                                                       ----------------------------    ----------------------------
                                                         March 31,       March 31,       March 31,       March 31,
                                                           1999            1998            1999            1998
                                                       ------------    ------------    ------------    ------------

Net revenue                                                       $               $    $ 22,890,942    $ 21,867,172
                                                          8,038,421       7,615,744
Cost of revenue                                           2,510,538       2,294,850       7,076,862       6,156,751

                                                       ------------    ------------    ------------    ------------
  Gross profit                                            5,527,883       5,320,894      15,814,080      15,710,421

Operating expenses:
  Research and development                                3,012,861       4,508,492       9,325,495      10,506,331
  Selling, general and administrative                     1,841,058       1,755,513       5,258,472       5,189,907
  Non-recurring charge                                            -               -               -       3,944,312

                                                       ------------    ------------    ------------    ------------
    Income (loss) from operations                           673,964       (943,111)       1,230,113     (3,930,129)

Other income, net                                           207,144         185,534         533,951         670,474
                                                       ------------    ------------    ------------    ------------

    Income (loss) from continuing operations before         881,108       (757,577)       1,764,064     (3,259,655)
provision for income taxes

Provision for income taxes                                   48,000          58,452         148,000         201,117
                                                       ------------    ------------    ------------    ------------

    Net income (loss) from continuing operations            833,108       (816,029)       1,616,064     (3,460,772)

Loss from discontinued operations                                 -       (528,009)               -     (1,902,311)
                                                       ------------    ------------    ------------    ------------

    Net income (loss)                                             $
                                                            833,108    $(1,344,038)    $  1,616,064    $(5,363,083)
                                                       ============    ============    ============    ============

Net income (loss) from continuing operations per share:

    Basic                                                         $               $               $
                                                               0.07          (0.07)            0.13    $     (0.29)
                                                       ------------    ------------    ------------    ------------
                                                                  $               $               $
    Diluted                                                    0.07          (0.07)            0.13    $     (0.29)
                                                       ------------    ------------    ------------    ------------

Net loss from discontinued operations per share:

    Basic                                                         $               $               $
                                                                  -          (0.04)               -    $     (0.17)
                                                       ------------    ------------    ------------    ------------
                                                                  $               $               $
    Diluted                                                       -          (0.04)               -    $     (0.17)
                                                       ------------    ------------    ------------    ------------

Net income (loss) per share:

    Basic                                                         $               $               $
                                                               0.07          (0.11)            0.13    $     (0.46)
                                                       ------------    ------------    ------------    ------------
                                                                  $               $               $
    Diluted                                                    0.07          (0.11)            0.13    $     (0.46)
                                                       ------------    ------------    ------------    ------------

Weighted average common and common equivalent shares outstanding:

    Basic                                                12,357,524      11,862,147      12,221,618      11,779,060
                                                       ============    ============    ============    ============
    Diluted                                              12,809,425      11,862,147      12,780,983      11,779,060
                                                       ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    Nine Months Ended
                                                               ----------------------------
                                                                 March 31,       March 31,
                                                                   1999            1998
                                                               ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                            $  1,616,064    $(5,363,083)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Non-recurring charge (Note 6)                                       -       3,944,312
      Charge for purchased research and development (Note                 -       2,000,000
5)
      Depreciation and amortization                               1,057,365       1,142,680
      Deferred taxes                                                      -       (100,000)
      Changes in assets and liabilities--
        Accounts receivable                                         789,769       (227,620)
        Contract receivable                                        (72,584)     (1,887,096)
        Prepaid expenses and other current assets                   319,040         378,670
        Accounts payable                                        (1,478,102)         206,425
        Accrued expenses                                          (217,712)     (2,508,136)
        Deferred revenue                                          1,899,484       (162,876)
                                                               ------------    ------------
          Net cash provided by (used in)operating activities      3,913,324    (2,576,724)
                                                               ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                             (623,523)     (1,231,773)
  Increase in other assets                                         (32,019)     (1,182,979)
  Cash paid for Seaport, net of cash acquired                             -       (902,468)
                                                               ------------    ------------
          Net cash used in investing activities                   (655,542)     (3,317,220)
                                                               ------------    ------------

Cash flows from financing activities:
  Repayment of note payable                                       (527,631)         (9,838)
  Proceeds from exercise of stock options                           367,688         103,808
  Proceeds from employee stock purchase plan                        168,736         147,959
                                                               ------------    ------------
          Net cash provided by financing activities                   8,793         241,929
                                                               ------------    ------------

Net increase (decrease) in cash and cash equivalents              3,266,575     (5,652,015)
Cash and cash equivalents, beginning of period                   15,243,438      20,843,911
                                                               ------------    ------------

Cash and cash equivalents, end of period                       $ 18,510,013    $ 15,191,896
                                                               ============    ============

Supplemental disclosure of investing and financing activities:
  Cash paid (refunded) for income taxes                                   $               $
                                                                     99,939       (417,487)
                                                               ============    ============
  Cash paid for interest                                                  $               $
                                                                      2,235             180
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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to these consolidated financial statements.

(a)  Principles of Consolidation

     The accompanying consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(b)  Contract Receivable

     The Company had an outstanding contract receivable of $10,000,000 and $9,927,416 at March 31, 1999 and June 30, 1998, respectively, from a significant customer. The contract receivable represents an agreement entered into by the Company and the customer whereby the Company licensed certain of its page description technology, including its version of the PostScript page description language, to the customer. This contract requires that the Company perform customer support in configuring its technology to the customer specifications. The Company follows contract accounting in recognizing revenue on this contract using the percentage of completion method. At March 31, 1999, the company fulfilled its obligations under this contract and all amounts due will be paid monthly through January 15, 2000.

(c)  Cash and cash equivalents

     The Company accounts for its investments under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of less than three months at the time of purchase to be cash equivalents. At March 31, 1999 and June 30, 1998, cash equivalents consisted of commercial paper, money market accounts and U.S. government and agency securities.

(d) Revenue Recognition

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company as required has adopted SOP 97-2 for transactions entered into beginning July 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training,

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as non-recurring engineering services) generally is recognized as the services are performed using percentage of completion contract accounting. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations for the nine months ended March 31, 1999.

(e) New Accounting Standards

     In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years after December 15, 1997 and interim period reporting in the year following its initial year of application. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company does not believe the adoption of this accounting pronouncement will have a significant impact on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal years beginning after June 15, 1999. The Company does not believe the adoption of SFAS No. 133 will have a material impact on its financial statements.


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

     The following table represents the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                                             Three months ended          Nine months ended
                                                                  March 31,                   March 31,

                                                             1999          1998          1999          1998
                                                             ----          ----          ----          ----

Weighted average common shares outstanding.............   12,357,524    11,862,147    12,221,618    11,779,060

Incremental weighted average common shares issuable
 upon exercise of stock options outstanding............      451,901             -       559,365             -
                                                          ----------    ----------    ----------    ----------
Diluted weighted average common shares outstanding.....   12,809,425    11,862,147    12,780,983    11,779,060
                                                          ==========    ==========    ==========    ==========

     Diluted weighted average shares outstanding for the three and nine months ended March 31, 1998 exclude all potential common shares from stock options because to include such shares would have been antidilutive due to the Company's net loss in both periods. For the three and nine months ended March 31, 1998 potential common shares outstanding were 2,380,149 which were all

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

antidilutive. Dilutive weighted average shares outstanding for the three and nine months ended March 31, 1999 exclude only potential common shares from stock options that would be antidilutive. For the three and nine months ended March 31, 1999, 1,790,623 and 230,844 potential common shares were outstanding, respectively, but not included in the above calculation as their effect would have been antidilutive.


4.  DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1998, the Company made the decision to shift all of its focus to the Company's core embedded systems business and to sell or otherwise dispose of its Digital Document Products Division ("DDPD"). The Company's DDPD division sold print and scan accelerators in the production scanner market. For the nine months ended March 31, 1998, the Company recorded a loss of $1.9 million. Included in the loss was a $2.0 million charge for purchased R&D in connection with the acquisition of Seaport Imaging discussed in Note 5 below.

     On August 12, 1998, the Company sold substantially all of the assets of its DDPD division to GammaGraphX, Inc. ("GGX") of Waltham, Massachusetts for consideration consisting of future royalties on GGX's future sales of all products purchased from the Company in this transaction from the date of closing through September 2001, or until royalties reach an aggregate of $2.2 million, subject to provisions as defined in the asset purchase agreement; assumption of certain liabilities; and promissory notes totaling $1.28 million payable in 1999 and 2000, subject to collection of receivables sold in the transaction. At March 31, 1999, the Company has not received any material proceeds from the sale and has recorded no estimated proceeds from the disposition due to the uncertainty of realizing any proceeds from the sale of the DDPD business. If proceeds are collected in the future, the Company will record them as income from discontinued operations in the period received.


5.  ACQUISITION OF SEAPORT IMAGING

     On August 13, 1997, the Company acquired Seaport Imaging ("Seaport") for $2,450,000, which included direct acquisition costs of approximately $250,000. The Company paid $1,100,000 in cash at closing and the balance is evidenced by a promissory note payable over two years, subject to adjustment. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16, and accordingly, Seaport's operating results from August 13, 1997 are included in the accompanying financial statements. The Seaport operating results combined with a $2,000,000 charge for purchased R&D has been included in the loss from discontinued operations, discussed in Note 4, for the three and nine months ended March 31, 1998.


6.  NON-RECURRING CHARGE

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


OVERVIEW

     Xionics Document Technologies, Inc. designs, develops and markets innovative software and silicon solutions for printing, scanning, copying, processing and transmitting digital documents to computer peripheral devices that perform document imaging functions. Such devices include printers, copiers, scanners and multifunction peripherals that perform a combination of these imaging functions. The Company derives its revenue primarily from sales of its printer software products, which include revenue from software licenses, royalties, engineering and manufacturing services and maintenance. Software license revenue consists of the Company's charges for licensed source code, which generally includes initial nonrefundable fees which are recognized as revenue upon the shipment of the source code, provided there are no significant vendor obligations. Royalty revenue is generally earned as a percentage of net revenue or a fixed amount from unit sales by licensees of products that incorporate the Company's software, and is generally recognized as earned in the Company's financial statements in the quarter in which amounts due to the Company have been determined. Engineering services revenue is derived from fees paid for porting or customization of the Company's software to customerspecific device controllers. Revenue is recognized as the services are performed generally using percentage of completion contract accounting. Manufacturing services revenue is derived from fees received for providing design and manufacturing coordination and support on behalf of the original equipment manufacturer ("OEM"). These fees are earned over the manufacturing period. Payments under maintenance contracts are due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract, which is typically twelve months.


RESULTS OF OPERATIONS

FOR THE QUARTERS AND NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

     Net revenue for the three months ended March 31, 1999 increased 6% to $8.0 million compared to $7.6 million for the three months ended March 31, 1998. The increase is primarily related to higher engineering services fees, which increased to 57% of net revenue in the quarter ended March 31, 1999 compared to 15% in the quarter ended March 31, 1998. The increase in revenue from engineering services fees was offset by a decrease in revenue from the sale of controller boards, which equated to approximately 22% of net revenue in the quarter ended March 31, 1998. Excluding the controller board revenue, the quarter over quarter revenue growth rate is 36%. Net revenue for the nine months ended March 31, 1999, increased 5% to $22.9 million compared to $21.9 million for the nine months ended March 31, 1998. Contributing to the increase in net revenue was an increase in engineering services fees, which increased to 44% of net revenue from 14% in the nine months ended March 31, 1998. The increase in net revenue from engineering services fees was offset by a decrease in revenue from the sale of controller boards, which equated to approximately 17% of net revenue in the nine months ended March 31, 1998. The sale of controller boards contributed virtually no revenue for the three and nine months ended March 31, 1999 and is no longer intended to be a revenue generating activity of the Company.

     Gross profit for the three months ended March 31, 1999 increased 4% to $5.5 million from $5.3 million for the three months ended March 31, 1998, primarily as a result of the increase in revenue. Gross margin as a percentage of net revenue decreased slightly to 69% for the three months ended March 31, 1999 compared to 70% for the three months ended March 31, 1998. Gross profit for the nine months ended March 31, 1999 increased 1% to $15.8 million from $15.7 million for the nine months ended March 31, 1998. The absolute increase in gross profit due to the increase in net revenue was offset by the decline in gross margin as a percentage of net revenue, which decreased to 69% for the nine months ended March 31, 1999 compared to 72% for the nine months ended March 31, 1998. The decrease in gross margin as a percentage of net revenue for both the three and nine months ended March 31, 1999 as compared to the three and nine months ended March 31, 1998 was attributable to: 1) a higher proportion of revenue generated from lower margin non-recurring engineering fees; 2) a decline in higher margin royalty revenue; offset by 3) the decline in the sale of controller boards which historically contributed very little gross margin.

     Research and development expenses decreased by 33% to $3.0 million for the three months ended March 31, 1999 from $4.5 million for the three months ended March 31, 1998. As a result of higher net revenue and lower expenditures due to the completion of development projects that had required substantial expenditures for outside consultants and contractors, research and development expenses as a percentage of net revenue decreased to 37% for the three months ended March 31, 1999 compared to 59% for the three months ended March 31, 1998. Research and development expenses decreased by 11% to $9.3 million for the nine months ended March 31, 1999 from $10.5 million for the nine months ended March 31, 1998 as a result of decreased personnel expenditures, particularly outside contractors, hired to complete development projects in the second half of fiscal 1998 as well as the first quarter of fiscal 1999. As a result of higher net revenues and lower expenditures, research and development expenses as a percentage of net revenue decreased to 41% for the nine months ended March 31, 1999 compared to 48% for the nine months ended March 31, 1998.

     Selling, general and administrative expenses remained comparable at approximately $1.8 million and $5.2 million for the three and nine months ended March 31, 1999 and March 31, 1998. Principally as a result of higher net revenue, selling, general and administrative expenses as a percentage of net revenue remained consistent at 23% for the three months ended March 31, 1999 and 1998, and was 23% of net revenue for nine month period ended March 31, 1999 as compared to 24% of net revenue for the nine months ended March 31, 1998.

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

     During the three month period ended March 31, 1999, net interest income and other income increased by approximately $22,000, or 12%, compared to the three month period ended March 31, 1998, and decreased by approximately $137,000, or 20%, compared to the nine month period ended March 31, 1998.

     The Company recorded a provision for income taxes of $48,000 and $148,000 for the three and nine months ended March 31, 1999, respectively, representing foreign and other taxes which do not benefit from the Company's federal and state operating losses generated in prior fiscal years. The Company recorded a provision for income taxes of $58,452 and $201,117 for the three and nine months ended March 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had cash and cash equivalents of $18.5 million compared to $15.2 million at June 30, 1998. This increase is due to approximately $3.9 million of cash provided by operating activities, due primarily to a decrease in accounts receivable and an increase in customer prepayments. The increase in cash from operating activities was partially offset by a decrease in accounts payable.

     At present, the Company has available a $5.0 million working capital revolving line of credit and a $1.0 million term loan facility with a bank, both of which are secured by substantially all assets of the Company. The working capital line of credit terminates on December 1, 1999. As of March 31, 1999, there were no outstanding borrowings under the working capital line of credit or term loan facility. Under the terms of the working capital and term loan facilities, the Company is prohibited from declaring or paying dividends on its Common Stock. It is possible that the Company may in the future use private or public sales of its securities as a source of liquidity.

     The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, cash payments on the contract receivable, as explained in Note 2 above relating to the Company's 1996 agreement with Hewlett-Packard Company which continue through 1999, and available borrowings under its lines of credit, will be sufficient to finance the Company's operations for at least the next 12 months. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     The Company believes that in the future its results of operations could be affected by various factors, such as dependency on a major customer, possible delays in the development and shipment of OEM devices containing the Company's products, competition from new as well as traditional competitors, its success in introducing and achieving market acceptance of its products, including its products for color printing and imaging, and its ongoing ability to manage its growth. The Company's future results are of course subject to numerous risks and uncertainties. Those discussed below are those which the Company believes to have the most current relevance. Readers are strongly encouraged to review all of the risk factors discussed in the Company's Annual Report on Form 10-K filed with the SEC on September 28, 1998 and subsequently filed Form 10-Qs.

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

     The Company's revenue derived from royalties on OEMs' devices incorporating the Company's software and hardware products depends on the timely development and introduction of those devices, and on the OEMs' success in marketing and selling them. The Company believes that its OEM customers are currently developing approximately 33 models of devices that incorporate the Company's products, and that should yield a royalty stream to Xionics after the OEMs begin to sell them. Delays in development and shipment of these OEM devices (including delays caused by unforeseen technical complexity and/or other difficulties with implementing the Company's products in the devices), smaller-than-anticipated sales of the devices, failure of the market to accept such OEM devices, and/or unforeseen changes in OEM product plans, could cause the Company's future royalty revenue to differ significantly from current expectations.

     The Company's products and services continue to face serious competition from traditional sources such as Adobe Systems, Incorporated, the originator of the PostScript page description language with which the Company's PostScript-compatible language interpreter products compete; Peerless Systems Corporation and several other companies which provide outsourced imaging technology and engineering services to OEMs; and the OEMs' own internal engineering groups. The Company has competed quite successfully for new and repeat business in recent quarters, but changes in strategy by its competitors, for example price reductions or new product introductions, could make it more difficult for the Company to compete effectively, cause reduced market demand for the Company's products and/or render the Company's products obsolete. In addition, the Company believes that new competitors may attempt to enter the market for certain of the Company's products and services. For example, Electronics for Imaging, Inc., which is considerably larger and with more resources than the Company, may seek to compete with the Company for business relating to the development of moderately-priced printer controllers. Increased competition from new and/or existing competitors, could cause the Company's future results of operations to differ materially from current expectations.

     Among other technological changes, color capability is rapidly emerging as a market requirement for printers and other imaging devices. Some of the Company's competitors have the capacity to supply color solutions, and some of their color solutions are well received in the marketplace. The Company faces the challenges of establishing itself as a credible source of color print and imaging solutions, and of completing the development of additional viable color products, including page description language software modified to work with tandem color print engines. Any significant inability to meet these challenges could cause future results of operations to differ materially from current expectations.

     The Company also faces the ongoing task of managing its growth and executing its business plan. This entails, among other things, refreshing its product lines, performing under its customer contracts, attracting, retaining and motivating its employees, and establishing processes and infrastructure to help it manage its business more effectively. This also entails operating under overall business and economic conditions which may be beyond the Company's control, including business and economic conditions in Asia. If the Company were to encounter significant difficulties in any one or more of these areas, its future operating results could differ materially from current expectations.

     Year 2000 Readiness Disclosure. Many computer programs written during approximately the past 20 years use two digits rather than four to identify a calendar year. Such programs could recognize a date represented as "00" as the year 1900 rather than the year 2000 when performing date-sensitive operations. This in turn could cause the programs to generate erroneous data or fail when called upon to perform date-sensitive operations using the year 2000 or subsequent years. The Company believes its current products do not require modification to function correctly in and after the year 2000. The Company is currently investigating whether its critical software systems which it uses in its business operations are Year 2000 compliant. The Year 2000 issue creates risk for the Company from undetected, unknown and/or unforeseen problems (including failure of systems, equipment, software, firmware and/or devices to operate properly with regard to dates in the year 2000 and after) in its internally used third party equipment and software, as well as third party customer and other vendor software, firmware and devices in or with which Xionics' products are incorporated or used. Furthermore, existing customers or potential customers may have reduced funds available to purchase products and services such as those offered by the Company as companies expend significant resources to correct their current systems for Year 2000 compliance. Any such undetected, unknown and/or unforeseen problems could result in the Company incurring unanticipated expenses related to working with third parties to remedy such problems, and any such reduced spending by existing or potential customers, could have a material adverse effect on the Company's business, results of operations and financial condition. Since the Company licenses and provides services relating to embedded software and firmware, the Company may become involved in investigations or allegations regarding Year 2000 issues. The Company is in the process of contacting its critical customers, suppliers, financial institutions and development partners to determine if their operations and the products and services that they provide to the Company are Year 2000 compliant. The Company does not anticipate any material exposure arising from Year 2000 issues relating to its own products and services, nor does the Company currently believe that it has material exposure arising from Year 2000 issues generally. As such, the Company has not established, nor does it currently intend to establish, a Year 2000 contingency plan. The Company has not to date spent a material amount on Year 2000 expenditures and does not anticipate further expenditures to be material to its financial position or results of operations in any given year. The Company will reevaluate the need for a contingency plan, and the potential for related expenditures, from time to time.

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





                           PART II -OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 1999, the Company sold 96,312 shares of unregistered common stock in reliance on exemptions available under Securities and Exchange Commission Rule 701, pursuant to the exercise of employee stock options granted under the Company's 1993, 1995 and 1996 Stock Option Plans (the "Plans") prior to the effectiveness of the Company's registration statement on

Form S-1, declared effective September 24, 1996. The average exercise price for the shares was $0.4771, and the total consideration received by the Company for the sale of such stock was $39,865.53. Use of proceeds is as disclosed in the Company's Annual Report on Form 10-K filed with the Commission on September 28, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27     Financial Data Schedule

        (b)    Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                            XIONICS DOCUMENT TECHNOLOGIES, INC.



NAME                                     TITLE                        DATE


/s/ Peter J. Simone           President and Chief Executive       May 14, 1999
        PETER J. SIMONE                 Officer




/s/ Robert L. Lentz           Senior Vice President and Chief     May 14, 1999
        ROBERT L. LENTZ             Financial Officer