Form 10-K
period 1999-06-30
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1999-09-13
CIK 1014586

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED JUNE 30, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO

                           COMMISSION FILE NUMBER: 0-20777

                         XIONICS DOCUMENT TECHNOLOGIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-3186685
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

              70 BLANCHARD ROAD                                    01803
          BURLINGTON, MASSACHUSETTS                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 229-7000 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 3, 1999, was $86,377,621 based on the last sale price as reported by The Nasdaq Stock Market.

     As of September 3, 1999, there were 12,977,407 shares of the registrant's common stock issued and 11,732,463 shares of the registrant's common stock outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   BUSINESS....................................................    2
ITEM 2.   PROPERTIES..................................................    7
ITEM 3.   LEGAL PROCEEDINGS...........................................    8
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    8

                                  PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................    9
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................   10
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   11
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   20
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   20
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   20

                                  PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   21
ITEM 11.  EXECUTIVE COMPENSATION......................................   23
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   30
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   31

                                  PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM
          8-K.........................................................   32
SIGNATURES............................................................   35
SUMMARY OF TRADEMARKS.................................................   36
FINANCIAL STATEMENTS..................................................  F-1

                                     PART I

     IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- FACTORS AFFECTING FUTURE RESULTS". READERS SHOULD CAREFULLY REVIEW THESE RISKS AND THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED IN THE COMPANY'S FISCAL YEAR 2000. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR UPDATE THEM TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-K.

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

     Xionics Document Technologies, Inc. ("Xionics" or the "Company") is a leading provider of digital page processing software and technology for the office market, enabling users to print, scan, copy, process and transmit documents to computer peripheral devices that perform document imaging functions. Such devices include printers, copiers, scanners, and fax machines, as well as multifunction peripherals ("MFPs") that perform a combination of these imaging functions. The Company offers integrated, modular embedded software products, along with firmware and silicon technology products, intended to provide the performance, output quality and network connectivity required for today's office market. The Company also offers complementary personal computer software products, in particular printer drivers. Xionics provides standards-based technology around which its customers, original equipment manufacturers ("OEMs") of peripheral devices, can design and develop differentiated products. Xionics' technology and expertise is packaged as a range of products and services, from licenses of core source code to complete turnkey controller solutions, all designed to help OEMs get their devices to market quickly and cost-effectively. A controller is a printed circuit board inside the printer that contains all of the processing components, circuitry and firmware necessary to enable the printer to convert data received from a user's personal computer into marks on the printed page. Xionics markets its solutions directly to OEMs such as Hewlett-Packard, IBM, QMS, Ricoh, Samsung, GCC, Seiko Epson, Sharp and Xerox.

     On August 12, 1998, the Company sold substantially all of the assets of its Digital Document Products Division ("DDPD") to GammaGraphX, Inc. ("GGX") of Waltham, Massachusetts for consideration consisting of future royalties on GGX's future sales of all products purchased from the Company in this transaction, if any, from the date of acquisition through September 2001, or until royalties reach an aggregate of $2.2 million, subject to certain provisions as defined in the asset purchase agreement; assumption of certain liabilities; and promissory notes, payable in 1999 and 2000, totaling $1.28 million, subject to collection of accounts receivable sold in the transaction. The assets sold include the line of print and scan image acceleration products formerly marketed by the Company under the names Turbo, Lightning, PowerLightning and XipPrint, as well as the scanner control board products and bar code recognition software products formerly marketed by Seaport Imaging ("Seaport"), which was acquired by the Company in August 1997. The Company has recently agreed to extend the dates on which certain payments from GGX are due and has received a security interest in certain of GGX's assets.

     On July 29, 1999, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among Oak Technology, Inc. ("Oak"), Vermont Acquisition Corporation, a wholly-owned subsidiary of Oak ("Merger Sub"), and the Company, whereunder the Company will merge with and into Merger Sub and thus become a wholly-owned subsidiary of Oak (the "Merger"). Completion of the Merger is contingent upon Xionics' stockholders approving the Merger at a special meeting to be announced in a Joint Proxy Statement expected to be mailed to Xionics stockholders during October 1999; Oak's stockholders approving the issuance of new shares of Oak common stock to be exchanged for Xionics common stock; and the satisfaction or waiver of other closing conditions contained in the Merger Agreement. In the Merger, Xionics stockholders will receive $2.94 in cash and 0.8031 shares of Oak Common Stock for each share of Xionics Common Stock owned.

     The Company was incorporated in Delaware on December 30, 1992 under the name Xionics International Holdings, Inc., although a predecessor to the Company was formed prior to 1985. In May 1995, the Company changed its name to Xionics Document Technologies, Inc. The Company's executive offices are at 70 Blanchard Road, Burlington, Massachusetts 01803. Its telephone number is (781) 229-7000.

CORE TECHNOLOGIES

     Intelligent Peripheral System. At the heart of Xionics' enabling technology for OEMs, and forming the foundation of Xionics' embedded systems product offerings, is the Intelligent Peripheral System ("IPS"), a modular, scalable, layered software and hardware architecture that provides processing and control of document imaging peripheral devices. IPS was developed based on Xionics' longstanding expertise in the development of page description language interpreters, and enhanced and extended into a complete controller architecture for printers and MFPs through Xionics' intensive investment in research and development over the past several years. The Intelligent Peripheral System gives OEMs the ability to build high-performance, network-enabled devices quickly and cost-effectively. As OEMs increasingly rely on outside suppliers to provide foundation technology for their document imaging devices, IPS enables Xionics to meet OEMs' outsourcing needs and capture a significant share of the expanding market for outsourced technology and engineering services. The Intelligent Peripheral System is productized in a series of software developer packages and hardware components, discussed below.

PRODUCTS

     IPS/2000. IPS/2000, formerly known as IPS-PRINT, is a software developer package that contains page rendering application components and supporting embedded system service components needed to build printer controllers. The package includes Xionics' industry-leading compatible implementations of industry-standard software interpreters for the PostScript and PCL page description languages ("PDLs"). These include Xionics 5(TM), Xionics 5E(TM), Xionics 5C(TM), and Xionics 6(TM), which emulate the PCL family of PDLs developed and marketed by Hewlett-Packard, and Xionics PS2(TM) and Xionics PS3(TM), which are compatible with the PostScript(TM) Level 2 and PostScript Level 3 page description language interpreters from Adobe Systems Inc. Xionics PS3 was first released and shipped to 7 customers during the Company's 1999 fiscal year. Each Xionics PDL interpreter can render color and Asian-font pages as well as standard monochrome output. IPS/2000 includes patented methods for significantly reducing the amount of printer memory necessary for rendering complex pages. IPS/2000 also includes extensions that allow OEMs to build high-performance, cost-effective controllers for multifunction peripheral devices ("MFPs"). The additional software components include applications for copy, scan and fax functions plus the extended core system services needed to support the concurrent operation of multiple functions.

     IPS/2000 Operating System. The IPS/2000 operating system provides a real-time, multi-tasking core services system based on a dataflow architecture which permits the direction of multiple parallel data streams through a system of software defined and hardware executed pipelines. The IPS/2000 operating system controls conventional reduced instruction set computer ("RISC") processors in printer only configurations, and can control the XipChip(R) family of MFP oriented application specific integrated circuits ("ASICs") in multiple-function configurations.

     Printer Drivers. Xionics offers printer drivers for the PCL6, PCL5E and PostScript Levels 2 and 3 page printing environments and the Microsoft Windows 3.1, Windows 95, Windows 98 and Windows NT 4.0 operating systems. Driver user interfaces may be customized to match the individual OEM's look and feel, and translated into a wide variety of human languages, including Asian languages.

     XipChip Family of ASICs. Xionics has completed development of XipChip 2.0, a downsized version of XipChip 1.5, which was the first in the Company's family of parallel image data processing ASICs directed at the processing needs of advanced MFPs. The XipChip processor family is able to provide the massive bandwidth required to drive advanced MFPs and provide true concurrent operation of two or more functions (for example, receiving a fax and making a copy) running simultaneously on the same MFP device. XipChip 1.5 began shipping in commercial volumes in an OEM's MFP device in the fourth calendar quarter of 1998, and XipChip 2.0 is expected to begin shipping in commercial volumes in an OEM's MFP device in fiscal 2000.

SERVICES

     Nonrecurring Engineering Services. Xionics assists OEMs in deploying its products and technology in their devices by providing engineering services which may include complete controller design as well as custom engineering for vendor-specific features that complement the Company's standard technology. Driver development and customization is also offered. In addition, the Company maintains a network of third-party development partners under the Xionics Partners Program to give Xionics and OEM customers the option of using an independent development partner closely allied with Xionics for development and integration services.

     Manufacturing Services. For OEMs wishing to procure a total turnkey controller solution, Xionics from time to time provides manufacturing management services, including complete project management of the design, development, and manufacturing start-up, as well as management of the ongoing production of the OEM's controller board by a third-party manufacturing contractor.

     OEM Services. The Company's OEM Services group provides customer support in every aspect of development, training and maintenance. Software maintenance service is provided on a contract basis, and includes updates of the licensed software, if any, along with support in the form of telephonic and electronic mail response to customer questions. Engineering support services, in which Xionics engineers perform or assist with specific engineering tasks for OEMs, are available for a fee either on a project specific or general as needed basis.

SALES AND MARKETING

     The Company markets and sells its products and services, and licenses its software, directly to OEMs of document imaging peripheral devices such as printers, copiers, faxes, scanners and MFPs who distribute their products worldwide. In addition, Xionics has licensed certain of its independent development partners, participants in the Xionics Partners Program who perform porting or controller design services for OEMs, to distribute its printer software to OEMs for inclusion in the products being developed by the partners for the OEMs. As of September 3, 1999, the Company's sales force had a staff of 22 people engaged in direct sales and sales support and located at the Company's headquarters in Burlington, Massachusetts and the Company's sales office in Tokyo, Japan. The Company derives a significant portion of its revenue from sales and licenses of its products to international customers. The Company has agreed in principle to transfer its Japanese sales operations to a new independent company being formed by the current executive director of its Japanese subsidiary, and to enter into a sales representative agreement with such new company whereunder it will represent Xionics products in Japan. The Company continually seeks to enhance its relationships with its existing OEM accounts and obtain new customers through a proven account management program and through worldwide new business development efforts. Sales account executives each work with a limited number of OEM customers in order to focus on partnership building and senior Company executives are active participants in all significant OEM relationships. The Company regularly participates in trade shows such as COMDEX, CeBIT, and the Seybold Seminars. In addition, the Company's marketing communications group manages public relations efforts, produces and distributes marketing and product support materials and maintains a World Wide Web site with the address www.xionics.com.

CUSTOMERS

     The Company's customers consist primarily of OEMs that manufacture printers, copiers, faxes, scanners and MFPs and also include several suppliers of subsystems or components to such OEMs. As of September 3, 1999, the Company had licensed its IPS products to over 42 OEMs. For the fiscal year ended June 30, 1999, one customer, Hewlett-Packard Company ("Hewlett-Packard" or "HP"), accounted for approximately 66% of the Company's net revenue and a second customer, Ricoh Company, Ltd., accounted for approximately 13% of the Company's net revenue.

     Since September 1994, the Company has had a significant relationship with Hewlett-Packard Company to supply printer software and related technology and support. For the three years ended June 30, 1999, 1998, and 1997, revenue from Hewlett-Packard accounted for approximately 66%, 53%, and 58%, respectively, of the Company's net revenue. The Company expects that revenue from its relationship with Hewlett-Packard will continue to represent a material percentage of the Company's total revenue for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In March 1996, the Company entered into an amendment of its preexisting agreement with Hewlett-Packard. Under the amended agreement (the "1996 HP Agreement"), the Company licensed certain of its page description language technology, including its version of the PostScript page description language, to Hewlett-Packard. The Company has met all performance milestones on which its right to receive future payments under the 1996 HP Agreement was conditioned. The Company's revenue stream from Hewlett-Packard under the 1996 HP Agreement continued through February 1999 and its cash flow from payments under the 1996 HP Agreement will continue through January 2000.

     In June 1998, the Company entered into a new agreement with Hewlett-Packard (the "1998 HP Agreement"), under which the Company will develop and license additional page description language technology to Hewlett-Packard. The Company expects that its revenue and cash receipts from Hewlett-Packard will continue after the expiration of the 1996 HP Agreement as the result of the 1998 HP Agreement through December 2000. However, the Company's right to receive payments under the 1998 HP Agreement is conditioned upon the Company's meeting specified delivery milestones, of which the material development obligations have been met. Hewlett-Packard has the right to terminate the 1998 HP Agreement upon a failure by the Company to comply with any of the provisions of the 1998 HP Agreement that is not cured within 30 days, and upon the commencement of certain bankruptcy or insolvency proceedings.

     Beginning in late 1998 and continuing through the present time, the Company has entered into a series of agreements with Hewlett-Packard for the development and customization of printer drivers for specific HP laser and inkjet printers (the "Driver Agreements"). The Company's right to receive payment under each Driver Agreement is conditioned upon the Company's meeting specified delivery milestones. Each driver is the subject of a separate agreement, such that any failure by the Company to meet a delivery milestone under any one agreement will not affect its right to receive payments under the remaining Driver Agreements. The Company has met all of its material obligations under the Driver Agreements which were due to have been performed as of June 30, 1999. The Company anticipates that its revenues from Hewlett-Packard will continue beyond December 2000 as the result of the Driver Agreements. As with its other agreements with the Company, Hewlett-Packard has the right to terminate each Driver Agreement upon a failure by the Company to comply with any of the provisions of that agreement that is not cured within 30 days, and upon the commencement of certain bankruptcy or insolvency proceedings.

     By its nature, the OEM market for embedded printing and imaging systems and software is limited to a small number of companies worldwide who manufacture document imaging devices. This market, in turn, is dominated by a very few companies, most of whom are customers of Xionics. The Company's dependence on its relationships with this small group of companies, combined with the limited number of OEMs in the market, means that the Company's business, results of operations and financial condition could be materially adversely affected if the Company were unable to sustain satisfactory customer relationships or if any of its significant customers were to experience financial, operational or other difficulties that resulted in a reduction of orders to the Company or a failure to pay amounts due to the Company.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are primarily conducted at the Company's headquarters in Burlington, Massachusetts. As of September 3, 1999, the Company employed 103 software and hardware design engineers, project managers and engineering support staff. The primary activities of these employees are new product development, enhancement of existing products, product testing and technical documentation development. A substantial majority of the Company's expenses for research and development are allocated to the ongoing development of the Company's IPS/2000 printer and MFP software products and printer drivers. A portion of the development staff is engaged in future technology development in such areas as Internet and corporate intranet applications, advanced color imaging and next-generation ASICs. The Company has developed significant tools and methodologies for the automation of testing, bug tracking and technical document management. The Company's total research and development expense for fiscal years 1999, 1998, and 1997 was $12.2 million, $15.5 million and $13.4 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development, although a significant percentage of the engineering staff will be devoted to customer sponsored engineering, which is included in cost of revenue.

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

     In the market for embedded printer systems, the Company's IPS/2000 product line has one primary competitor, Adobe Systems Incorporated ("Adobe"), which has significantly greater resources than the Company. Adobe was the developer of the PostScript page description language, which has a significant brand name image. However, Hewlett-Packard, the Company's largest customer has for the most part discontinued the use of Adobe PostScript in its printer products. Adobe has recently changed its licensing practices to make PostScript source code available to certain of its development partners for the first time, which may enable Adobe to compete more effectively against the Company. A few other companies, including Peerless Systems Corporation and Electronics for Imaging, Inc., offer products and services that compete with the Company's systems software and integrated controller offerings. The Company's most significant competition in the area of controller design remains OEMs' in-house development organizations, and certain large OEMs develop their own proprietary PDL components as well.

     The Company has a number of competitors and potential competitors for the MFP-related portions of its IPS/2000 product line, many with significantly greater resources than the Company. Companies such as Peerless Systems Corporation and Electronics for Imaging, Inc. are in the market with MFP systems solutions, including integrated processor chips or chip sets which compete with the Company's XipChip family of ASICs. Again, OEMs' internal development organizations represent the Company's most significant competition in this area, as many of the OEMs now in the market with MFP products have developed much of their base MFP technology internally.

     In the market for printer driver software, the Company competes primarily with a small number of companies, including Adobe Systems Incorporated and Software 2000 Limited, who also offer such software. In addition, a few OEMs have their own internal driver development capacity.

     In the market for engineering services and manufacturing services the Company competes primarily with OEMs' internal development and manufacturing groups, as well as with third-party design houses, contract manufacturers and the Company's competitors in other markets.

INTELLECTUAL PROPERTY

     The Company possesses six United States patents, which will expire at various future dates beginning in 2011, including two patents issued during the Company's 1999 fiscal year. In addition to its patents, the Company also relies on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and license agreements for the protection of its intellectual property. The source code for the Company's products is protected as an unpublished work under the copyright laws as they currently exist. Despite these precautions unauthorized third parties may be able to copy or reverse-engineer all or portions of the Company's products.

     The Company believes that neither its existing products, nor those under development, infringe any existing patents. There can be no assurance, however, that the Company is aware of all patents that might be infringed by its products, or that third parties will not claim such infringement by the Company with respect to its current or future products. If infringement is alleged, the Company may seek to obtain a license to use the subject technology. There can be no assurance that the necessary licenses will be available to the Company on acceptable terms, if at all, or that the Company would prevail in any related legal proceeding.

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

OPERATIONS

     The Company's operations consist primarily of materials planning for its controller design and manufacturing services businesses. The Company provides quality-assurance services in order to test its software and controller products in conjunction with its OEM customers' printers and MFP devices. The Company has an in-house software duplication facility which reproduces the Company's OEM software products on CD-ROM, magnetic tape or other media for delivery to OEMs.

     The Company expects IBM Microelectronics to be its sole source of supply for its XipChip 1.5 and 2.0 ASICs. Although the Company believes it could develop other sources for these custom components, no alternative source currently exists, and identifying an alternative source and obtaining such components from the alternative source could take several months or longer.

EMPLOYEES

     As of September 3, 1999, Xionics had approximately 176 full-time employees. The Company employs 130 people in engineering for Company- or customer-sponsored development, 22 in sales and marketing, 4 in manufacturing services and operations, and 20 in accounting and administrative functions. The Company hires temporary employees on an as-needed basis to meet its development goals. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good. Competition in recruiting personnel in the high-technology industry is intense. The Company believes that its future success will depend in part on its continued ability to recruit and retain highly skilled engineering and technical personnel.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, marketing, and research and development facility is located in a leased facility with approximately 74,000 square feet of space in Burlington, Massachusetts, which the Company occupies under a lease expiring in 2002. Xionics' Japanese sales activities are conducted from a leased office in Tokyo, Japan. The Company conducts certain of its research and development activities at a leased facility in Dortmund, Germany. The Company believes that its facilities are adequate for its current and foreseeable future needs, and that suitable additional space is likely to be available on commercially reasonable terms to accommodate the Company's additional future needs.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock began trading on the Nasdaq Stock Market on September 26, 1996 under the symbol "XION". The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's Common Stock, as reported by Nasdaq, for the fiscal years ended June 30, 1998 and 1999:

                                                               COMMON STOCK
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
FISCAL QUARTERS ENDED:
  September 30, 1997.......................................  $18.00    $10.25
  December 31, 1997........................................  $19.63    $ 3.19
  March 31, 1998...........................................  $ 6.38    $ 3.47
  June 30, 1998............................................  $ 7.75    $ 4.00

  September 30, 1998.......................................  $ 5.00    $ 3.06
  December 31, 1998........................................  $ 4.88    $ 2.13
  March 31, 1999...........................................  $ 3.59    $ 2.69
  June 30, 1999............................................  $ 4.47    $ 2.94

     On September 3, 1999, the closing price of the Company's Common Stock was $6.66.

STOCKHOLDERS

     As of September 3, 1999, there were approximately 89 stockholders of record and 11,732,463 outstanding shares of Common Stock. The Company believes there are approximately 2,500 beneficial owners of the Company's Common Stock.

DIVIDENDS

     The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended June 30, 1999, the Company sold 51,500 shares of unregistered common stock in reliance on exemptions available under Securities and Exchange Commission Rule 701, pursuant to the exercise of employee stock options granted under the Company's 1993, 1995 and 1996 Stock Option Plans (the "Plans") prior to the effectiveness of the Company's registration statement on Form S-1, declared effective September 24, 1996. The average exercise price for the shares was $0.39, and the total consideration received by the Company for the sale of such shares was $31,675.

USE OF PROCEEDS

     The net proceeds of the Company's initial public offering of its common stock pursuant to its registration statement on Form S-1, declared effective September 24, 1996, and of subsequent sales of unregistered securities pursuant to the exercise of stock options, were used for repaying certain indebtedness, the acquisition of complementary businesses, namely GCA Gesellschaft fur Computer-Anwendung mbH ("GCA") and Seaport and to fund the Company's working capital requirements.

ITEM 6.  SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

     The selected condensed consolidated financial data set forth below with respect to the balance sheet data at June 30, 1999 and June 30, 1998 and the statements of operations data for each of the three years in the period ended June 30, 1999, have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K that have been audited by Arthur Andersen LLP, independent public accountants, as indicated by their report thereon contained elsewhere herein. The balance sheet data as of June 30, 1997, June 30, 1996 and June 30, 1995 has been derived from consolidated financial statements of the Company not included in this Form 10-K that have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                 FISCAL YEAR ENDED JUNE 30,
                                                    ----------------------------------------------------
                                                     1999        1998       1997       1996       1995
                                                    -------    --------    -------    -------    -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenue.......................................  $31,403    $ 29,101    $29,179    $13,172    $ 4,758
Cost of revenue...................................    9,747       8,510      3,649      1,289        594
Nonrecurring cost of revenue......................       --       2,745         --         --         --
                                                    -------    --------    -------    -------    -------
      Gross profit................................   21,656      17,846     25,530     11,883      4,164
Operating expenses:
  Research and development........................   12,198      15,544     13,428      8,125      3,834
  Selling, general and administrative.............    7,104       6,996      7,144      5,720      3,311
  Nonrecurring charges............................       --       6,690         --         --         --
  Charge for purchased research and development...       --          --      5,400         --      3,492
                                                    -------    --------    -------    -------    -------
  Income (loss) from continuing operations........    2,354     (11,384)      (442)    (1,962)    (6,472)
Interest and other income (expense), net..........      753         843        853       (119)      (292)
                                                    -------    --------    -------    -------    -------
    Income (loss) from continuing operations
      before provision for income taxes...........    3,107     (10,541)       411     (2,081)    (6,764)
Provision for income taxes........................      290         272        346         --         --
                                                    -------    --------    -------    -------    -------
    Income (loss) from continuing operations......    2,817     (10,813)        65     (2,081)    (6,764)
    Income (loss) from discontinued operations,
      net of income taxes.........................       --      (5,439)       787        548        739
                                                    -------    --------    -------    -------    -------
    Net income (loss).............................  $ 2,817    $(16,252)   $   852    $(1,533)   $(6,025)
                                                    =======    ========    =======    =======    =======
Income (loss) from continuing operations per
  share:
  Basic...........................................  $  0.23    $  (0.91)   $  0.01    $ (1.37)   $ (5.10)
                                                    -------    --------    -------    -------    -------
  Diluted.........................................  $  0.22    $  (0.91)   $  0.01    $ (1.37)   $ (5.10)
                                                    =======    ========    =======    =======    =======
Income (loss) from discontinued operations per
  share:
  Basic...........................................  $    --    $  (0.46)   $  0.08    $  0.36    $  0.56
                                                    =======    ========    =======    =======    =======
  Diluted.........................................  $    --    $  (0.46)   $  0.07    $  0.36    $  0.56
                                                    =======    ========    =======    =======    =======
Net income (loss) per share:
  Basic...........................................  $  0.23    $  (1.37)   $  0.09    $ (1.01)   $ (4.54)
                                                    =======    ========    =======    =======    =======
  Diluted.........................................  $  0.22    $  (1.37)   $  0.07    $ (1.01)   $ (4.54)
                                                    =======    ========    =======    =======    =======
Weighted average number of shares outstanding:
  Basic...........................................   12,279      11,831      9,949      1,518      1,327
                                                    =======    ========    =======    =======    =======
  Diluted.........................................   12,815      11,831     12,081      1,518      1,327
                                                    =======    ========    =======    =======    =======

                                                                          JUNE 30,
                                                    ----------------------------------------------------
                                                     1999        1998       1997       1996       1995
                                                    -------    --------    -------    -------    -------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................  $20,318    $ 15,243    $20,844    $ 2,116    $ 1,226
Working capital (deficit).........................   15,361      15,766     26,872    (28,343)    (2,365)
Total assets......................................   34,713      33,933     42,297      9,110      6,888
Long-term debt, net of current maturities.........       --         575         --      2,658      4,849
Redeemable preferred stock........................       --          --         --      8,231      2,276
Stockholders' equity (deficit)....................   19,057      19,519     35,278     (6,570)    (5,377)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company derives its revenue primarily from sales of its printer software products, which includes revenue from software licenses, royalties, engineering and manufacturing services and maintenance. Software license revenue consists of the Company's charges for licensed source code, which generally includes initial non-refundable fees that are recognized as revenue upon the shipment of the source code, provided there are no significant vendor obligations. Royalty revenue is recognized as earned. Engineering services revenue is derived from fees paid for porting of the Company's software to customer-specific printer controllers and is recognized as revenue as the services are performed or using percentage of completion contract accounting. Manufacturing services revenue is derived from fees received for providing design and manufacturing coordination and support on behalf of the OEM. These fees are earned over the contracted manufacturing period. Payments under maintenance contracts are generally due at the beginning of the contract; however, revenue is recognized ratably over the term of the contract, which is typically twelve months.

     The Company generates a significant portion of its revenue from customers located outside of the United States. Such revenue accounted for 20%, 32% and 24% of the Company's net revenue for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The Company's international revenue is primarily denominated and collected in United States dollars.

     In March 1996, the Company entered into an amendment of its preexisting development and license agreement with Hewlett-Packard (the "1996 HP Agreement"). Under the 1996 HP Agreement, the Company licensed certain of its page description technology, including its version of the PostScript page description language, to Hewlett-Packard. Payments under the 1996 HP Agreement include the Company's charges for source code access, engineering services, license rights and ongoing maintenance and support. Revenue from the 1996 HP Agreement was recognized by the Company over three years using percentage of completion contract accounting. Under the 1996 HP Agreement, recognition of revenue ended in February 1999, however cash payments from Hewlett-Packard continue until January 2000. In June 1998, the Company entered into an agreement with Hewlett-Packard (the "1998 HP Agreement") that generates an ongoing revenue stream through December 2000 at levels nearly comparable with the 1996 HP Agreement. Under the 1998 HP Agreement, the Company will develop, license and support new page description languages. As of June 30, 1999, the Company has met the material development obligations under its 1998 agreement with Hewlett-Packard. Beginning in late 1998 and continuing through the present time, the Company has entered into a series of agreements with Hewlett-Packard for the development and customization of printer drivers for specific HP laser and inkjet printers (the "Driver Agreements"). The Company's right to receive payment under the Driver Agreements is conditioned upon the Company's meeting specified delivery milestones. Each driver is the subject of a separate agreement, such that any failure by the Company to meet a delivery milestone under any one agreement will not affect its right to receive payments under the remaining Driver Agreements. The Company has met all of its material obligations under the Driver Agreements which were due to have been performed as of June 30, 1999. The Company anticipates that its revenues from Hewlett-Packard will continue beyond December 2000 as the result of the Driver Agreements. As with its other agreements with the Company, Hewlett-Packard has the right to terminate each Driver Agreement upon a failure by the Company to comply with any of the provisions of that agreement that is not cured within 30 days, and upon the commencement of certain bankruptcy or insolvency proceedings. Revenue from Hewlett-Packard accounted for 66%, 53% and 58% of the Company's net revenue for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     In June 1998, the Company announced a restructuring of its operations to position the Company to return to profitability resulting in nonrecurring charges, including amounts in discontinued operations, totaling approximately $8.2 million. As part of the restructuring, the Company included as nonrecurring cost of revenue a $2.7 million charge representing certain costs under contracts with Ricoh Company, Ltd., including the estimated future costs to complete the development of an MFP. In addition to the restructuring, the Company had announced its intent to sell the Company's Digital Document Products Division ("DDPD"), which sold print and scan image accelerator products. DDPD also included the assets of Seaport Imaging ("Seaport"), which was acquired in August 1997 for $2.5 million, including direct acquisition costs, of which $1.1 million was paid at closing and $1.1 million in promissory notes payable over two years. The sale of DDPD had been accounted for as discontinued operations resulting in a loss of $5.4 million, including the loss on the sale and the loss from discontinued operations. All comparative financial information herein has been restated to reflect this accounting treatment. On August 12, 1998, the Company announced the sale of substantially all of the assets of DDPD for consideration consisting of future royalties on GGX's sales of products purchased in the transaction, if any, through September 2001 or until such royalties reach an aggregate of $2.2 million; assumption of certain liabilities; and promissory notes totaling $1.28 million payable in 1999 and 2000, subject to collection of accounts receivable sold in the transaction. At June 30, 1999, the Company has not received any material proceeds from the sale and has recorded no estimated proceeds from the disposition due to the significant uncertainty of realizing any proceeds from the sale of the DDPD business. If material proceeds are collected in the future, the Company will record them as income from discontinued operations in the period received. The Company has recently agreed to extend the dates on which certain payments from GGX are due and has received a security interest in certain of the assets sold to GGX.

     In fiscal 1999, the Company returned to profitability, compiling four consecutive profitable quarters. The Ricoh MFP was deployed during the first quarter of fiscal 1999 and is the first commercial product to include the XipChip, an integrated ASIC for multifunctional devices, which the Company intends to market to other manufacturers of MFPs.

     The Company also repurchased approximately one million outstanding shares of its common stock costing approximately $4 million, in the aggregate, or on average $3.88 per share.

     In fiscal 1999 and 1998, the Company recorded a tax provision of approximately $290,000 and $272,000, respectively. In fiscal 1999 and 1998, the provision relates primarily to taxes on foreign operations, which do not benefit from the Company's net operating loss carryforwards. As of June 30, 1999, the Company had available net operating loss carryforwards of approximately $15.8 million for U.S. income tax reporting purposes. These carryforwards may be used to offset future taxable income, if any, and are subject to review and possible adjustment by the Internal Revenue Service.

RESULTS OF OPERATIONS

     The following table summarizes the Company's condensed consolidated operating results as a percentage of net revenue for each of the periods indicated.

                                                               FISCAL YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Net revenue.................................................   100.0%     100.0%     100.0%
Cost of revenue.............................................    31.0       38.7       12.5
                                                               -----      -----      -----
Gross profit................................................    69.0       61.3       87.5
Operating expenses:
  Research and development..................................    38.9       53.4       46.0
  Selling, general and administrative.......................    22.6       24.0       24.5
  Nonrecurring charges......................................      --       23.0         --
  Charge for purchased research and development.............      --         --       18.5
                                                               -----      -----      -----
Income (loss) from continuing operations....................     7.5      (39.1)      (1.5)
Interest and other income (expense), net....................     2.4        2.9        2.9
                                                               -----      -----      -----
Income (loss) from continuing operations before provision
  for income taxes..........................................     9.9      (36.2)       1.4
Provision for income taxes..................................     0.9        0.9        1.2
                                                               -----      -----      -----
Income (loss) from continuing operations....................     9.0      (37.1)       0.2
Income (loss) from discontinued operations, net of taxes....      --      (18.7)       2.7
                                                               -----      -----      -----
Net income (loss)...........................................     9.0%     (55.8)%      2.9%
                                                               =====      =====      =====

FISCAL YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     Revenue. Revenue totaled $31.4 million in fiscal 1999, compared to $29.1 million in fiscal 1998, an increase of $2.3 million or 7.9%. The increase primarily resulted from higher engineering services fees, which related to development and porting of languages and the development and customization of driver software, which increased to 50.1% of net revenue in fiscal 1999 compared to 17.0% in fiscal 1998. The increase in engineering service fees is primarily due to revenue recognized under the 1998 HP Agreement and the Driver Agreements, offset by a decrease in revenue from the 1996 HP Agreement, which represented approximately 28.9% of fiscal 1999 net revenue compared to approximately 49.9% in fiscal 1998. Revenue from the sale and customization of driver software increased to approximately 17.0% of net revenue in fiscal 1999 compared to 5.2% in fiscal 1998. Hewlett-Packard represented 66.3% of net revenue in fiscal 1999 compared to 53.3% in fiscal 1998. Also offsetting the increase in net revenue was the decrease in net revenue from the sale of controller boards, which contributed virtually no revenue for fiscal 1999 compared to 14.8% in fiscal 1998. Excluding the controller board revenue, the year over year increase in revenue is 26.4%.

     Gross Profit. Gross profit increased 21.4% to $21.7 million for the fiscal year ended 1999, from $17.8 million for the fiscal year ended 1998. Gross margin as a percentage of net revenue increased to 69.0% for the fiscal year ended 1999 compared to 61.3% for the fiscal year ended 1998. The increase is attributable to the inclusion in fiscal 1998 of nonrecurring cost of revenue of $2.7 million related to losses on certain contracts with Ricoh. Excluding the nonrecurring cost of revenue, gross profit for fiscal 1998 would have been approximately 70.8%. The decrease in gross margin, excluding the $2.7 million nonrecurring cost of revenue, as a percentage of revenue was attributable to: 1) a higher proportion of revenue generated from lower margin nonrecurring engineering services fees; 2) a decline in higher margin royalty revenue; offset by 3) the decline in the sale of controller boards which historically contributed very little gross margin.

     Research and Development. Research and development expenses consist primarily of personnel costs, costs of engineering contractors and outside consultants, engineering supplies, computer equipment depreciation and overhead costs, all of which are associated with development of the Company's IPS, MFP, driver software and color technologies. Research and development expenses decreased 21.5% to $12.2 million for fiscal 1999 from $15.5 million in fiscal 1998. As a result of higher net revenue and lower expenditures, due primarily to the completion of development projects that had required substantial expenditures for outside consultants and contractors, research and development expenses as a percentage of net revenue decreased to 38.8% for fiscal 1999 compared to 53.4% for fiscal 1998.

     Selling, General and Administrative. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Selling, general and administrative expenses remained fairly constant, increasing less than 1.5% to $7.1 million for fiscal 1999 from $7.0 million in fiscal 1998. As a percentage of net revenue, selling, general and administrative expenses decreased to 22.6% for fiscal 1999 from 24.0% for fiscal 1998.

     Nonrecurring Charges. The Company recognized nonrecurring operating charges in 1998 of $6.7 million related to the write-down of certain intangible assets which were deemed to have no future value, the provision for severance payments related to a workforce reduction and management restructuring, and provision for lease expense on excess facilities. There were no such charges recorded in fiscal 1999.

     Interest and Other Income (Expense), Net. Net other income, consisting primarily of interest income earned on cash and cash equivalents, totaled $753,000 in fiscal 1999 compared to $843,000 in fiscal 1998. Interest income in fiscal 1999 declined as the average cash and cash equivalents declined during fiscal 1999.

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

     Gross Profit. Gross profit declined to $17.8 million, or 61.3% of revenue, in 1998 versus $25.5 million, or 87.5% of revenue, in 1997. The decline in gross profit was primarily attributable to two factors. The first was the inclusion in 1998 of nonrecurring cost of revenue of $2.7 million related to the losses on certain contracts with Ricoh, primarily related to the future costs to complete the MFP. Excluding the nonrecurring cost of revenue, gross profit would have been approximately 70.8% versus 87.5% for the prior year. The second factor was the inclusion in revenue of manufactured boards and customer sponsored engineering services contracted to third parties which carry very little gross margin. It is the intent of the Company to structure these activities such that they will not be included in revenue or cost of revenue in future periods.

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

     Nonrecurring Charges. The Company recognized nonrecurring operating charges in 1998 of $6.7 million related to the write-down of intangible assets which were deemed to have no future value, the provision for severance payments related to a workforce reduction and management restructuring, and provision for lease expense on excess facilities.

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

     Discontinued Operations. In June 1998 the Company announced its intent to sell the Company's Digital Document Products Division ("DDPD"), which sells print and scan image accelerator products. DDPD also includes the assets of Seaport Imaging ("Seaport"), which was acquired in August 1997 for $2.5 million. DDPD has been accounted for as discontinued operations resulting in a loss of $5.4 million, including the loss on DDPD operations of $3.2 million and an estimated loss on the disposal of the business, its assets and liabilities of approximately $2.2 million. On August 12, 1998, the Company announced the sale of substantially all of the assets of DDPD for consideration consisting of the future royalties on GGX's sales of products purchased in the transaction through September 2001 or until royalties reach an aggregate of $2.2 million; assumption of certain liabilities; and promissory notes totaling $1.28 million payable in 1999 and 2000, subject to collection of receivables sold in the transaction.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had cash and cash equivalents of $20.3 million, an increase of $5.1 million from the $15.2 million of cash and cash equivalents at June 30, 1998. This increase is primarily due to the $9.9 million of net cash generated from operating activities which is partially offset by approximately $4.0 million of cash used to repurchase approximately one million outstanding shares of the Company's common stock from Phoenix Technologies, Inc. during the fourth quarter of fiscal 1999.

     At present, the Company has available a $5.0 million working capital revolving line of credit and a $1.0 million term loan facility with a bank, both of which are secured by substantially all assets of the Company. The working capital revolving line of credit terminates on December 1, 1999. At June 30, 1999, there were no outstanding borrowings under the working capital line of credit or term loan facility. It is possible that the Company may in the future use private or public sales of its securities as a source of liquidity.

     The Company believes that its existing cash and cash equivalent balances, together with cash provided by operations, $7.0 million of additional cash payments on the 1996 HP Agreement which continue through January 2000, and available borrowings under its loan facilities, will be sufficient to finance the Company's operations for at least the next 12 months. In July of 1999, the Company announced that it had entered into a definitive agreement to merge with a wholly-owned subsidiary of Oak Technology, Inc. See related footnote disclosure (Note 1) in Item 8. Financial Statements and Supplementary Data.

FACTORS AFFECTING FUTURE RESULTS

     Dependence on Relationship with Hewlett-Packard. The Company derived 66% of its revenue from Hewlett-Packard in fiscal 1999. Therefore, any significant disruption or deterioration of its relationship with Hewlett-Packard would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has met all of its obligations necessary to secure the right to receive ongoing payments from Hewlett-Packard under its 1996 agreement with Hewlett-Packard discussed above, and is also current in performing its obligations under various other agreements it has with Hewlett-Packard including meeting the material development obligations under its 1998 agreement with Hewlett-Packard. However, there can be no assurance that the Company will continue to meet all such obligations in the future. Hewlett-Packard has the right to terminate each of its agreements with the Company if the Company materially breaches its obligations under that agreement and does not cure such breach within 30 days. In addition, competitors of the Company, including without limitation Adobe Systems Inc., Peerless Systems Corporation, and Electronics for Imaging, Inc., are continuously engaged in efforts to expand their business relationship with Hewlett-Packard at the Company's expense, and are likely to continue those efforts in the future. There can be no assurance that one or more of the Company's competitors will not be successful in competing with the Company for some or all of Hewlett-Packard's business. Further, although Hewlett-Packard has shown a strong tendency to outsource embedded systems software and development for its printer products over the past several years, there can be no assurance that this trend will continue or that Hewlett-Packard's internal development groups will not compete successfully for some or all of this outsourced business in the future. Finally, any adverse change in Hewlett-Packard's business, results of operations or financial condition could in turn have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on Market Success of Third Parties. The markets for the Company's products and services are characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions. The Company currently derives substantially all of its revenue from the licensing of technology, including royalty streams derived from OEMs' shipments of office devices containing the Company's products, and the sale of related products and services to manufacturers of office devices. The Company anticipates that these sources of revenue will continue to account for substantially all of its revenue for the foreseeable future. In order to assure that the Company will derive future royalty streams from the shipment of OEM devices, the Company and its OEMs are required to develop and release in a regular and timely manner new office products with increased speed, enhanced output resolutions, reduced memory requirements, multiple functions, and network connectivity. The Company's OEMs are under tremendous pressure to continually shorten the development cycles of these products, leading to increased complexity and cost of development to the Company and its OEMs. The Company's success will depend on, among other things: market acceptance of the Company's technology and the office devices of the Company's OEMs; the ability of the Company and its OEMs to meet industry changes and market demands in a timely manner; achievement of new design wins by the Company; successful implementation of the Company's technology in new office devices being developed by its OEMs; and successful marketing of those devices by the OEMs. Any failure by the Company or its OEMs to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs in the market for office devices could result in a loss of competitiveness or revenue, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Product Development; Product Delays. The Company has in the past experienced delays in the development of certain of its products and in the implementation of those products in its customers' office devices. There can be no assurance that the Company will not experience similar, or more severe, delays in the future. Prior delays have resulted from numerous factors such as changing OEM product specifications, difficulties in allocating engineering personnel among competing projects, other resource limitations, difficulties with independent contractors, changing market or competitive requirements and unanticipated engineering complexity. There can be no assurance that these or other factors will not contribute to future delays; that OEMs will tolerate those delays; or that delayed office devices, once introduced, will meet with market acceptance or success. Given the short product life cycles in the market for office devices, any delay or unanticipated difficulty associated with new product development or introduction could have a material adverse effect on the Company's business, results of operations and financial condition.

     Competition. The market for the Company's products and services is intensely competitive, and the Company has numerous competitors, including not only other suppliers of outsourced products and services such as Peerless Systems Corporation and Electronics for Imaging, Inc., but also its OEM customers' own internal development groups as well. The Company's page description language interpreter products compete directly with those of Adobe Systems, Inc., and its controller designs compete with those of Electronics for Imaging, Inc., both of which are substantially larger than the Company and have significantly greater resources and name recognition than the Company. Similarly, the Company's printer drivers compete with driver offerings from a small number of companies, including Adobe Systems, Inc. and Software 2000 Limited; certain internal OEM driver development groups; and generic drivers offered by Microsoft Corporation with its Windows operating system. Both Peerless Systems Corporation and Electronics for Imaging, Inc. are sublicensees of Adobe Systems, Inc.'s products that compete with the Company. In addition, the Company's OEM customers compete fiercely with one another, and with other manufacturers of office devices, for market share in a market characterized by rapid development cycles, short product life cycles, and ever-increasing consumer demand for greater performance and functionality at reduced prices. There can be no assurance that the Company or its OEMs will be able to compete successfully against their respective current or future competitors, or that competitive pressures faced by the Company and its OEMs will not have a material adverse effect on its business, results of operations or financial condition.

     Competitive and Market Trends. The future growth of the market for the Company's products and services is highly dependent on OEMs' continuing to outsource an increasing portion of their product development work. While the trend toward outsourcing on the part of the Company's OEM customers has accelerated in recent years, any reversal of this trend could have a material adverse effect on the Company's business, financial condition, and results of operations. Similarly, significant market trends leading to changes in the way the Company's competitors do business may enable them to compete more effectively against the Company than they have in the past. For example, in response to market demand, Adobe Systems, Inc. has recently begun licensing the source code of its PostScript page description language interpreters to certain development partners, including competitors of the Company, thus adopting for the first time a marketing strategy which the Company has long used to differentiate itself from its competitors. These changes, if they enable competitors to compete more effectively for business from the Company's customers, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Technological Change/Developing Markets. A substantial portion of the Company's recent development effort has been directed at the development of new embedded imaging technologies, including next-generation PDLs, the XipChip family of ASICs, other foundation technology for MFPs, and embedded digital color copier technology. While the Company has substantial experience in certain of these areas, it has limited experience in others. The Company's future success will depend to a significant degree on its ability to complete development of these technologies and have them deployed in OEMs' office devices. This success will be dependent in part on the ability of the Company's OEMs to develop new products that provide the functionality, performance, speed, and connectivity demanded by the market at acceptable prices, and for the OEMs to convince end users to adopt new generations of products for office and desktop use. There can be no assurance that the market for MFP, color imaging and other products will develop or continue to expand as currently anticipated by the Company; that the Company's OEM customers will choose the Company's technology for use in their printers, MFPs, color copiers or other devices; that the Company's OEM customers will be successful in developing or introducing such devices; or that these products will gain market acceptance. The failure of any of these events to occur could have a material adverse effect on the Company's business, results of operations and financial condition. Likewise, there can be no assurance that future changes in the technological or marketing direction of industry leaders such as Microsoft Corporation or Intel Corporation -- for example, the possibility that Microsoft may include native print rendering capability in future versions of its personal computer operating systems -- will not render the Company's key products such as printer languages, interpreters and drivers obsolete or reduce market demand for them. Any of these developments could also have a material adverse effect on the Company's business, results of operations and financial condition.

     Asian Economic Crisis. The Company has several significant OEM customers in Japan, South Korea, and other parts of Asia. Although the adverse economic circumstances recently prevailing in Japan and elsewhere in Asia have begun to show signs of abating, they could still affect these customers' willingness or ability to do business with the Company in the future or their success in developing and launching document imaging devices containing the Company's products, which in turn could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Xionics' IPS/2000 products generally do not have date and time dependent functions. To the extent that any ancillary functions contain date operators, 4-digit representations of year dates are used. The Company believes its current products do not require modification in order to function correctly in and after the year 2000 based upon the assumption that all other products used in combination with Xionics' products (i.e. software, hardware, firmware) properly exchange date data with Xionics' products.

     Xionics has reviewed certain critical software systems which it uses in its business operations for Year 2000 compliance, and is in the process of investigating whether other critical software systems which it uses in its business operations are Year 2000 compliant, and based upon the information received by Xionics to date, Xionics believes that most of such software systems will continue to function in the manner intended without material interruption of service or other difficulty resulting from the Year 2000 issue. Xionics is in the process of identifying alternative systems for those critical software systems which are known to have problems related to the Year 2000 issue.

     The Year 2000 issue creates risk for the Company from undetected, unknown, and/or unforeseen problems (including failure of systems, equipment, software, firmware and/or devices to operate properly with regard to dates in the year 2000 and after) in its own products, in its internally used third party equipment and software, as well as third-party customer and other vendor services and software, firmware and devices in or with which Xionics' products are incorporated or used. Furthermore, existing customers or potential customers may have reduced funds available to purchase products and services such as those offered by the Company as companies expend significant resources to correct their current systems for Year 2000 compliance. Any such undetected, unknown and/or unforeseen problems which results in the Company incurring unanticipated expenses related to correcting such problem and/or working with third parties to remedy such problems, and/or any such reduced spending by existing or potential customers, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Since the Company licenses and provides services relating to embedded software and firmware, the Company may become involved in investigations or allegations regarding Year 2000 issues based on, among other things, third party software or hardware products used with the Xionics' product which third party software or hardware products are not Year 2000 compliant or which, when used together with Xionics' products, are not Year 2000 compliant. For instance, Xionics' IPS/2000 fax software module is portable to various hardware platforms. Provided that the underlying third-party hardware clock used with Xionics' IPS/2000 fax software provides sufficient control to allow Xionics' IPS/2000 fax software to correctly detect and/or set proper calendar values (i.e. leap year, centuries, decades, etc.), Xionics' IPS/2000 fax software is expected to perform properly in the Year 2000. However, if the underlying third-party hardware clock does not work as anticipated, Xionics' IPS/2000 fax software may not perform properly in the Year 2000. Due to the unprecedented nature of the potential litigation related to the Year 2000 readiness discussed in the industry and popular press, the most likely worst case scenario is that the Company could be subject to litigation related to the Year 2000 issue. It is uncertain whether or to what extent the Company may be affected by such litigation.

     The Company is in the process of contacting its critical customers, suppliers, financial institutions and development partners to obtain assurances that their operations and the products and services they provide to the Company are Year 2000 compliant. The Company plans to rely on these assurances, and does not plan to perform testing or other independent confirmation of such third-party's statements. Accordingly, the Company may discover additional Year 2000 related problems, may not be able to develop or implement contingency plans in a timely manner, or may find the costs of these activities to be material, in the event these assurances are not obtained, are not obtained in a timely manner or are not accurate, any or all of which could have a material adverse effect on the Company's business, financial condition or results of operations.

     While the Company's evaluation of the Year 2000 issue as it relates to the Company's business operations is on-going, the Company does not currently anticipate any material exposure arising from Year 2000 issues relating to its own products and services, nor does the Company currently believe that it has material exposure arising from Year 2000 issues generally. As such, the Company has not established, nor does it currently intend to establish, a Year 2000 contingency plan. However, the Company or third parties on which the Company relies for services, products or payments may be unable to produce reliable information or process routine transactions, or may be otherwise incapable of conducting critical business activities, which could include manufacturing and shipping products, invoicing customers and paying vendors, in the event of significant Year 2000 related failures, whether in the Company's products or in the products or services provided by third parties to the Company, in the event of failure of a third party's internal operations or products, or in the event of widespread economic and/or financial market disruption. In the case of any such events, the business, financial condition and results of operations of the Company could be materially adversely affected. The Company has not to date spent a material amount on Year 2000 expenditures and does not currently anticipate that any further expenditures will be material to its business, financial condition or results of operations in any given year. The Company will reevaluate the need for a contingency plan, and the potential for related expenditures, from time to time.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. The Company does not participate in derivative financial instruments or other financial instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments. All of the Company's investments are in short-term, investment-grade commercial paper, United States government and agency securities and money market accounts that are carried at fair value on the Company's books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      XIONICS DOCUMENT TECHNOLOGIES, INC.

                                                              NUMBER
                                                              ------
    INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS:
Report of Independent Public Accountants....................   F-1
Consolidated Balance Sheets as of June 30, 1999 and 1998....   F-2
Consolidated Statements of Operations for the Fiscal Years
  Ended June 30, 1999, 1998 and 1997........................   F-3
Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity (Deficit) for the Fiscal Years Ended
  June 30, 1999, 1998 and 1997..............................   F-4
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended June 30, 1999, 1998 and 1997........................   F-7
Notes to Consolidated Financial Statements..................   F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     The Company's Amended and Restated Certificate of Incorporation and By-laws provide for the Company's business to be managed by or under the direction of a Board of Directors. The number of directors is fixed from time to time by the Board of Directors. The Board of Directors currently consists of five members, classified into three classes as follows: Paul R. Low and Richard A. D'Amore constitute a class with a term expiring at the Annual Meeting of Stockholders in 1999 or until their successors are elected and duly qualified(the "Class III Directors"); Peter J. Simone and Thomas A. St. Germain constitute a class with a term expiring at the Annual Meeting of Stockholders in 2000 (the "Class I Directors"); and David R. Skok constitutes a class with a term expiring at the Annual Meeting of Stockholders in 2001 (the "Class II Director");. At each Annual Meeting of Stockholders, directors are elected for a full term of three years to succeed those directors whose terms are expiring.

     The Company's current directors are as follows:

NAME                                         AGE                    POSITION
----                                         ---                    --------
Paul R. Low................................  66    Chairman of the Board of Directors
                                                   President, Chief Executive Officer and
Peter J. Simone............................  52    Director
Richard A. D'Amore.........................  45    Director
David R. Skok..............................  43    Director
Thomas A. St. Germain......................  61    Director

     Dr. Low has served as a Director of the Company since October 1995 and as Chairman of the Board of Directors since January 1998. Dr. Low has been President and Chief Executive Officer of PRL Associates, a technology consulting company, since June 1992. Previously, Dr. Low was Vice President and General Manager of IBM Microelectronics, IBM's silicon design and fabrication division, and a member of IBM's Management Board. Dr. Low is a director of Applied Materials, Inc., Network Computing Devices, Inc., Solectron Corporation, Veeco Instruments, Inc., and Maker Communications, Inc.

     Mr. Simone has served as a Director of the Company since December 1997, as Chief Executive Officer of the Company since October 1997, and as President of the Company since April 1997. He also served as Chief Operating Officer of the Company from April 1997 until October 1997. Prior to joining the Company Mr. Simone served as Group Vice President of Simplex Time Recorder Company, a manufacturer and supplier of hardware and software based systems for workforce management, building life safety, and security, from December 1992 until December 1996. Mr. Simone is a director of Cymer Inc. and a director and member of the Executive Council of the Massachusetts High Technology Council.

     Mr. D'Amore has served as a Director of the Company since June 1993. Mr. D'Amore has been a general partner of North Bridge Venture Partners since 1994 and of Hambro International Venture Funds from 1982 until July of 1998, both venture capital investing firms. Mr. D'Amore is also a director of Solectron Corporation and Veeco Instruments, Inc.

     Mr. Skok has served as a Director of the Company since November 1995. Mr. Skok has been Chairman of the Board of Directors of Silverstream Software, Inc., an Internet software company, since July 1997, and served as its President and Chief Executive Officer from June 1996 until July 1997. From January 1993 until June 1996, he was President and Chief Executive Officer of Watermark Software, Inc., an imaging software company. Mr. Skok is a former Chairman of the Board and Chief Executive Officer of the Company.

     Mr. St. Germain has served as a Director of the Company since March 1996. Mr. St. Germain has been Vice President -- Financial Services of Vicor Corporation, a power systems manufacturing company, since January 1998. He served as Senior Vice President, Chief Financial Officer and Treasurer of Summa Four, Inc., a telecommunications company, from May 1993 until August 1997.

EXECUTIVE OFFICERS

     The Company's current executive officers, who are not also directors, are as follows:

NAME                                   AGE                       POSITION
----                                   ---                       --------
Rosemary E. Grande...................  41    Chief Operating Officer
Robert L. Lentz......................  49    Senior Vice President -- Finance and
                                             Administration, Chief Financial Officer and
                                               Treasurer
John L. Seguin.......................  45    Vice President -- Worldwide Sales

     Ms. Grande has served as Chief Operating Officer since October 1997. She previously served as Senior Vice President -- Strategic Accounts from January 1997 until October 1997; as Vice President -- Product Development from July 1995 until January 1997; and as General Manager of the Company's printer software division from November 1994 until June 1995. From August 1993 until November 1994, Ms. Grande served as General Manager of the Peripherals Division of Phoenix.

     Mr. Lentz has served as Senior Vice President -- Finance and Administration, Chief Financial Officer and Treasurer since joining the Company in April 1998. Prior to joining the Company, he served as Vice President of Corporate Development for NewsEdge Corporation, a provider of business news and current awareness solutions, from January 1998 until April 1998; as Senior Vice President of Finance and Administration and Chief Financial Officer of Individual, Inc., a predecessor of NewsEdge, from March 1996 until January 1998; and as Senior Vice President -- Finance and Operations and Chief Financial Officer at Teloquent Communications Corporation, a telecommunications software company, from July 1993 until March 1996.

     Mr. Seguin has served as Vice President -- Worldwide Sales since joining the Company in April 1999. Prior to joining the Company, he served as Vice President of Sales at Miros, Inc., a biometrics software company specializing in facial recognition, from November 1998 until April 1999. From July 1994 until April 1998, he served as Vice President and Division General Manager for Bitstream Inc., a leading software company in the graphics communications industry. From July 1993 until July 1994, Mr. Seguin served as Vice President/General Manager, Commercial Business Unit for XLI Corporation, a manufacturer of high resolution laser printing solutions and enhancement technologies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons owning more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock and other equity securities of the Company. Officers, directors, and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to it and written representations that no other reports were required during the fiscal year ended June 30, 1999, all Section 16(a) filings required to have been made by its officers, directors, and stockholders owning more than 10% of the Company's Common Stock were made in compliance with Section 16(a) with the following exceptions: late filings of Form 4's reporting the acquisition of insubstantial numbers of shares of stock under the Company's Employee Stock Purchase Plan (with no accompanying sale of stock) in August of 1998 were made by Fred Ellis, Brian Fitzgerald (former Vice
President -- Engineering), Rosemary Grande, Peter Simone, Mark Sheehan and Paul Thorn, and in February of 1999 by Robert Lentz, Rosemary Grande and Peter Simone.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth certain information regarding the Company's Chief Executive Officer and each of the four most highly compensated other executive officers (the "Named Executive Officers") during the fiscal years ended June 30, 1999, 1998 and 1997 except as otherwise indicated:

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                                                             -------------
                                                                                               NUMBER OF
                                                                                             SHARES UNDER-
                                                                            OTHER ANNUAL     LYING OPTIONS
NAME AND PRINCIPAL POSITION            FISCAL YEAR   SALARY(1)    BONUS    COMPENSATION(2)   GRANTED(#)(3)
---------------------------            -----------   ---------   -------   ---------------   -------------
Peter J. Simone......................     1999       $240,000    $77,900       $9,422           135,000
  President and Chief Executive           1998       $219,000    $    --       $4,695           225,000(4)
  Officer                                 1997       $ 52,500    $ 9,900       $   --           250,000(5)

Rosemary E. Grande...................     1999       $180,000    $53,000       $2,672            55,000
  Chief Operating Officer                 1998       $167,000    $    --       $8,388            87,500(4)
                                          1997       $152,500    $20,000       $2,150            30,000(5)

Robert L. Lentz(7)...................     1999       $160,000    $39,000       $3,418            75,000
  Senior Vice President -- Finance        1998       $ 33,000    $    --       $  676           125,000
  and Administration, Chief Financial
  Officer and Treasurer

Former Executive Officers:
Frank P. Monaco(8)...................     1999       $156,000    $43,600       $2,672            10,000
  Senior Vice President -- Research       1998       $139,000    $    --       $9,284            67,000(4)
  and Development and Chief Technical     1997       $130,000    $15,500       $1,650            30,000(5)
  Officer

Brian F. Fitzgerald(9)...............     1999       $152,000    $ 6,000       $3,774                --
  Vice President -- Engineering           1998       $ 89,000    $    --       $2,022            80,000

Edward B. Mallen(10).................     1999       $167,000    $ 8,250       $  975            15,000
  Executive Vice President -- Sales       1998       $169,000    $    --       $6,046            86,563(4)
     and Marketing                        1997       $145,000    $22,250       $2,250            50,000(6)

---------------
 (1) Includes amounts deferred during the Company's 1999, 1998 and 1997 fiscal years under the Company's 401(k) plan.

 (2) Includes matching contributions to the Company's 401(k) plan made by the Company during its 1999, 1998 and 1997 fiscal years.

 (3) The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive plan payments during its 1999, 1998 or 1997 fiscal years. None of the named executive officers hold any restricted stock of the Company.

 (4) Includes new options granted in exchange for previously granted options which were surrendered and cancelled, pursuant to a company-wide stock option repricing which the Company carried out in February 1998. Under the repricing, many employees' existing stock options, including certain stock options held by the Named Executive Officers, were exchanged for new stock options having a lower exercise price at an exchange rate of 9 for 10 (i.e., 9 new stock options were granted for every 10 surrendered).

 (5) These options were surrendered and cancelled upon the issuance of the repriced options described in footnote (4) above.

 (6) The unexercised portion of these options were surrendered and cancelled upon the issuance of the repriced options described in footnote (4) above.

 (7) Information regarding Mr. Lentz's compensation for the Company's 1997 fiscal year has been omitted as Mr. Lentz was not employed by the Company at any time during its 1997 fiscal year.

 (8) Mr. Monaco was employed by the Company for the entire 1999 fiscal year, however he resigned from the Company effective as of September 7, 1999.

 (9) Information regarding Mr. Fitzgerald's compensation for the Company's 1997 fiscal year has been omitted as Mr. Fitzgerald was not employed by the Company at any time during its 1997 fiscal year. Mr. Fitzgerald was employed by the Company for the entire 1999 fiscal year, however he resigned from the Company effective as of July 13, 1999.

(10) Information regarding Mr. Mallen's compensation for the Company's 1999 fiscal year has been provided for that period of time prior to Mr. Mallen's resignation from the Company on April 20, 1999.

     Options granted to the Named Executive Officers during the fiscal year ended June 30, 1999 are set forth in the following table:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                          ----------------------------------------------------------    POTENTIAL REALIZABLE VALUE
                             NUMBER OF         PERCENT OF                               AT ASSUMED ANNUAL RATES OF
                               SHARES        TOTAL OPTIONS                             STOCK PRICE APPRECIATION FOR
                             UNDERLYING        GRANTED TO     EXERCISE                        OPTION TERM(3)
                              OPTIONS          EMPLOYEES        PRICE     EXPIRATION   ----------------------------
NAME                      GRANTED(#)(1)(2)   IN FISCAL 1999   ($/SHARE)      DATE          5%               10%
----                      ----------------   --------------   ---------   ----------   -----------      -----------
Peter J. Simone.........      135,000             21.2%        $3.5000       2008       $297,153         $753,043
Rosemary E. Grande......       30,000              4.7%        $4.0630       2008       $ 76,656         $194,261
                               25,000              3.9%        $3.3750       2009       $ 53,063         $134,472
Robert L. Lentz.........       75,000             11.8%        $3.5000       2008       $165,085         $418,357

Former Executive
  Officers:
Frank P. Monaco.........       10,000              1.6%        $3.3750       2009       $ 21,225         $ 53,789
Brian F. Fitzgerald.....           --               --         $    --         --       $     --         $     --
Edward B. Mallen........       15,000              2.4%        $3.3750       2009       $ 31,838         $ 80,683

---------------
(1) There were no stock appreciation rights granted or outstanding during fiscal 1999.

(2) Except as hereinafter described, all options vest and become exercisable in equal quarterly installments over the four years from the original date of grant, which in each case is ten years prior to the expiration date shown. Options available to Mr. Simone and Mr. Lentz are also subject to accelerated vesting and extended exercise periods under certain circumstances as described in the section entitled Employment Agreements, Termination of Employment and Change-in-Control Arrangements of this Item 11.

(3) Represents the hypothetical gains that could be achieved for the options if exercised at the end of the option terms. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration dates. There can be no assurance that the stock price will appreciate at the rates shown in this table.

     The following table sets forth certain information regarding the number of shares of Common Stock received upon exercise of options during the last fiscal year, the aggregate dollar value realized upon exercise and the total number of unexercised options held by each of the Named Executive Officers as of June 30, 1999:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                            NUMBER OF                           OPTIONS AT                IN-THE-MONEY OPTIONS
                             SHARES                         FISCAL YEAR-END(#)           AT FISCAL YEAR-END(1)
                           ACQUIRED IN      VALUE      ----------------------------   ----------------------------
NAME                        EXERCISE     REALIZED(2)   EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                       -----------   -----------   -----------    -------------   -----------    -------------
Peter J. Simone..........      --            --          147,531         212,469       $130,144        $193,293
Rosemary E. Grande.......      --            --           82,813          99,187       $204,439        $ 78,983
Robert L. Lentz..........      --            --           48,438         151,562       $ 39,305        $128,657

Former Executive
  Officers:
Frank P. Monaco..........      --            --           63,600          47,000       $168,747        $ 42,883
Brian F. Fitzgerald......      --            --           25,000          55,000       $ 21,875        $ 48,125
Edward B. Mallen.........      --            --           41,700              --       $ 36,663        $     --

---------------
(1) The value of unexercised in-the-money options at the end of the Company's 1999 fiscal year assumes a fair market value for the Company's Common Stock of $4.4375, the closing sale price per share of the Company's Common Stock as reported in the Nasdaq National Market on June 30, 1999.

(2) The value realized on exercise represents the difference between the exercise prices of the stock options and the closing price of the Company's Common Stock on the Nasdaq National Market on the date of such exercise.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive meeting fees of $2,000 for each Board of Directors meeting attended in person and $1,000 for each committee meeting attended in person (other than committee meetings held on the same day and at the same place as a Board of Directors meeting), and reimbursement of reasonable travel expenses. The Chairman of the Board of Directors also receives compensation of $1,000 per day for up to two days per month for on-site services. In addition, each non-employee director and new non-employee director joining the Board may be granted an option to purchase shares of the Company's Common Stock under the Company's 1996 Stock Option Plan at a price per share equal to the closing price of the Company's Common Stock on the date of grant, with the number of shares determined by the Compensation Committee at its discretion.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     In March 1998 the Company entered into an employment agreement with its President and Chief Executive Officer, Peter J. Simone, which agreement was amended in November 1998 and December 1998. The agreement, as amended, provides for a three year term of employment beginning March 18, 1998 at a base salary initially paid at the annual rate of $240,000, plus benefits, including vacation, medical and conditional bonus in the initial amount of $60,000 per year. The agreement, as amended, also contains non-dislosure and non-competition provisions, and provisions for severance pay under certain circumstances. The agreement, as so amended, also provides for certain cash payments in the event of termination of Mr. Simone's employment following a merger, consolidation, sale or change in control of the Company, where a "change in control" is defined as occurring when 50% or more of the voting equity in the Company becomes beneficially owned by a single person, entity or affiliated group of persons or entities. If, within eighteen months after such an event involving the Company, Mr. Simone's employment is actually terminated (other than for Cause or Disability, as defined in the employment agreement), he is not the chief executive officer of the surviving entity and/or the surviving entity is not a publicly traded corporation, or his responsibility, compensation or benefits are materially reduced without his express consent, then Mr. Simone will be entitled to receive twelve months' base salary together with reimbursement of the cost of his group health and dental plan coverage, as well as a period of twenty-four months from and after such actual or constructive termination to exercise certain vested stock options. In addition, the employment agreement, as amended, provides that Mr. Simone's then unvested stock options shall become fully vested upon the closing of any merger, consolidation, business combination or other reorganization of the Company in which he is not the chief executive officer of the surviving entity, and/or the surviving entity is not a publicly traded corporation.

     Except for Mr. Simone, as described above, none of the Company's Named Executive Officers has an employment agreement with the Company. All of the Named Executive Officers are parties to confidentiality and noncompetition agreements with the Company, whereby each is required to disclose to the Company certain inventions, discoveries and developments, and to assign his or her rights therein to the Company.

     The Company has also previously entered into two letter agreements dated March 12, 1998 and November 23, 1998 with its Senior Vice President of Finance and Administration and Chief Financial Officer, Robert L. Lentz, which provide for certain benefits in the event of a change in control of Xionics. More specifically, under the letter agreements, if, following a change of control, Mr. Lentz is not the chief financial officer of a publicly traded company, or he is required to relocate or increase his commute by more than 25 miles, Mr. Lentz will receive six months base salary and benefits, including any earned portion of the current bonus program. Additionally, all unvested stock options will become fully exercisable. In addition, in the event Mr. Lentz is actually or constructively terminated, Mr. Lentz will have a period of twenty-four months to exercise certain unvested options. The letter agreements also provide that Mr. Lentz shall receive six months salary and benefits in the event his employment is terminated for any other reason, excepting cause.

     The Company has entered into a letter agreement with Brian Fitzgerald, former Vice President -- Engineering, which provides for the continued payment of salary and vesting of options through January 15, 2000.

     The Company is in the process of entering into letter agreements with 7 officers, one of whom is a Named Executive Officer, not including Mr. Simone or Mr. Lentz. The letter agreements will provide that in the event of termination of such officer's employment in connection with a merger, consolidation, sale or change in control of the Company, where a "change in control" is defined as occurring when 50% or more of the voting equity in the Company becomes beneficially owned by a single person, entity or affiliated group of persons or entities, such officer shall be entitled to receive six months' base salary together with reimbursement of the cost of his/her group health and dental plan coverage, as well as a period of twenty-four months from and after such termination to exercise certain vested stock options. Such officer's employment shall be deemed terminated if, within eighteen months after such an event involving the Company, such officer's employment is actually terminated, his/her responsibilities, compensation or benefits are materially reduced without his/her express consent, or he/she is required, as a condition of continued employment, to relocate to a facility or location more than fifty miles from his/her present location.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors has established a Compensation Committee, which reviews and recommends to the Board of Directors the salaries, bonuses and other forms of compensation for executive officers of the Company and administers various compensation and benefit plans. The members of the Compensation Committee are Mr. D'Amore and Mr. St. Germain. None of the members of the Compensation Committee is a current or past officer or employee of the Company.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION PHILOSOPHY AND OBJECTIVES

     The Company's executive officer compensation program consists of three primary components: base salary, performance and discretionary bonuses and grants of stock options. Each component is intended to further the Company's overall compensation philosophy and to achieve the compensation objectives of the Company. The Company's compensation philosophy is that executive officer compensation should further the Company's short- and long-term strategic goals and values by aligning compensation with business objectives and individual performance. Further, the compensation of executive officers should be closely aligned with the interests of the Company's stockholders.

     The Company's executive officer compensation program is based on the following principles and objectives:

     Competitive, Fair and Balanced Compensation. The Company is committed to providing an executive officer compensation program that helps to attract and retain highly qualified executive officers. To ensure that compensation is competitive, the Company compares its compensation practices with the executive officer compensation practices of other companies, both in the same geographical area and in the high-technology industry generally. The Company also seeks to balance the compensation paid to a particular individual and the compensation paid to the other executive officers of the Company, and strives to achieve a balance between the fixed and variable components and between the short- and long-term components of each executive officer's compensation.

     Corporate and Individual Performance. Executive officers are rewarded based upon both corporate and individual performance. Corporate performance is evaluated by reviewing the extent to which planned financial results, including revenue and profit goals, are achieved and strategic and business plan goals are met. Individual performance is evaluated by reviewing the achievement of specified individual objectives and the degree to which the executive officer contributed to the overall success of the Company and the management team. In keeping with the philosophy that executive compensation should be closely aligned with the interests of the stockholders, the Company weights the Company's achievement of its financial and business goals more heavily than performance against individual goals and objectives in determining the compensation for each executive officer. In particular, with respect to the payment of discretionary bonuses, achievement of corporate financial goals as to revenue and profitability is a threshold which must be met before the portion of any bonus that relates to individual performance will be paid.

     In evaluating each executive officer's performance, the Company generally uses the following procedures. Prior to or shortly after the beginning of each fiscal year, the Company prepares an annual plan setting its goals and objectives for that fiscal year. The plan is reviewed with and ultimately approved by the full Board of Directors. The Chief Executive Officer reports to the Board of Directors from time to time throughout the year on the Company's progress toward those goals and objectives. At or near the beginning of each fiscal year, the Compensation Committee and the Chief Executive Officer review the performance of each executive officer during the fiscal year just ended, and the Compensation Committee determines the base and discretionary compensation for each such officer for the new fiscal year based both on the executive officer's individual performance during the preceding fiscal year and on the Company's financial performance against its goals during the preceding fiscal year. The Compensation Committee determines the amount of base and discretionary compensation for the Chief Executive Officer, and takes management recommendations into consideration in determining the amount of base and discretionary compensation for each of the other executive officers. For fiscal 1999, 87.5% of discretionary compensation for each executive officer was tied to achievement of the Company's business objectives, and 12.5% to individual performance. Long-term compensation in the form of grants of stock options is awarded when an executive officer joins the Company, and occasionally thereafter to reflect promotion or other special circumstances.

CHIEF EXECUTIVE OFFICER COMPENSATION FOR FISCAL 1999

     The compensation for Peter J. Simone, the Company's Chief Executive Officer, consisted in fiscal 1999 of a base salary of $240,000 and eligibility for a discretionary bonus of up to $80,000, of which 97% was paid. Mr. Simone's base salary for fiscal 1999 was unchanged from his base salary at fiscal 1998 year end, reflecting the philosophy of the Compensation Committee that the compensation of senior executives should be closely tied to corporate performance including financial results. His fiscal 1998 base salary had been increased to an annual rate of $240,000 as of January 1, 1998 to reflect his promotion to Chief Executive Officer late in calendar 1997. The target amount of his bonus was increased from $60,000 in fiscal 1998 to $80,000 in fiscal 1999 to reflect his achievement of personal goals during fiscal 1998.

            Richard A. D'Amore                Thomas A. St. Germain

                               PERFORMANCE GRAPH

     The following graph and table compare the cumulative total stockholder return on a monthly basis on the Company's Common Stock for the period from September 26, 1996 (the date of the Company's initial public offering of its Common Stock) through June 30, 1999 ("Company") against the cumulative total returns on the Nasdaq Composite Index ("Broad Index") and the Nasdaq Computer and Data Processing Services Index ("Select") during the same period. It should be noted that the Company has not paid any dividends on Common Stock, and no dividends are included in the representation of the Company's performance. The stock price performance on the graph below is not necessarily indicative of future stock price performance.

                                 COMPANY    BROAD INDEX   SELECT
Sep-96                           100         100          100
Dec-96                            83.3333    105.225      110.888
Mar-97                            84.1667     99.5745     104.239
Jun-97                            98.3333    117.536      126.857
Sep-97                           115.833     137.392      150.247
Dec-97                            25.7733    127.991      132.235
Mar-98                            35.8333    149.617      165.222
Jun-98                            32.92      154.431      181.483
Sep-98                            21.6667    138.056      182.428
Dec-98                            22.9167    178.715      242.426
Mar-99                            18.75      200.616      278.938
Jun-99                            29.5833    218.932      296.322

     The above graph and table assume $100.00 invested on September 26, 1996, with all dividends reinvested, in each of the Company's Common Stock, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 3, 1999, certain information with respect to the beneficial ownership of the Common Stock by: (i) each person known by the Company to beneficially own more than 5% of the Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table on page 23 hereof (the "Named Executive Officers")***; and (iv) all directors and executive officers of the Company as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, except as noted below.

                                                              SHARES BENEFICIALLY
                                                                  OWNED(1)(2)
                                                              --------------------
NAME AND ADDRESS**                                             NUMBER      PERCENT
------------------                                            ---------    -------
Peter J. Simone(3)..........................................    209,885      1.8%
Robert L. Lentz(3)..........................................     95,259        *%
Rosemary E. Grande..........................................    103,981        *%
Richard A. D'Amore..........................................    141,449      1.2%
Paul R. Low.................................................     42,750        *%
David R. Skok...............................................    583,324      5.0%
Thomas A. St. Germain.......................................     14,000        *%

Hambro International Venture Fund II
  650 Madison Avenue
  New York, NY 10022(4).....................................    781,977      6.7%

Massachusetts Financial Services Company
  500 Boylston Street
  Boston, MA 02116-3741(5)..................................    759,847      6.5%

All directors and executive officers as a group (7
  persons)..................................................  1,190,648     10.1%

---------------
  * Less than 1%

 ** Addresses are given for beneficial owners of more than 5% of the outstanding
    Common Stock only.

*** Other than the information for Brian Fitzgerald, former Vice
    President -- Engineering who resigned on July 13, 1999, Edward Mallen, former Executive Vice President -- Sales and Marketing who resigned on April 20, 1999 and Frank Monaco, former Senior Vice President -- Research and Development and Chief Technical Officer who resigned September 7, 1999.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days following September 3, 1999 are deemed outstanding for purposes of computing the share ownership and percentage of the person holding such options, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2) The number of shares of Common Stock outstanding on September 3, 1999 was 11,732,463.

(3) Does not include options which may become exercisable under certain circumstances in the event of a change in control of the Company. Further details are available in the Section entitled "Employment Agreements, Termination of Employment and Change-in-Control Arrangements" under Item 11 of Part II of this Form 10-K.

(4) Ownership information for Hambro International Venture Fund II is current as of August 10, 1999.

(5) Massachusetts Financial Services Company has sole voting power with respect to 733,747 shares. Ownership information for Massachusetts Financial Services Company is current as of February 11, 1999, the date of filing by Massachusetts Financial Services Company of its Schedule 13-G.

CHANGES IN CONTROL

     On July 29, 1999, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among Oak Technology, Inc. ("Oak"), Vermont Acquisition Corporation, a wholly-owned subsidiary of Oak ("Merger Sub"), and the Company, whereunder the Company will merge with and into Merger Sub and thus become a wholly-owned subsidiary of Oak (the "Merger"). Completion of the Merger is contingent upon Xionics' stockholders approving the Merger at a special meeting to be announced in a Joint Proxy Statement expected to be mailed to Xionics stockholders during October 1999; Oak's stockholders approving the issuance of new shares of Oak common stock to be exchanged for Xionics common stock; and the satisfaction or waiver of other closing conditions contained in the Merger Agreement. In the Merger, Xionics stockholders will receive $2.94 in cash and 0.8031 shares of Oak Common Stock for each share of Xionics Common Stock owned.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert E. Gilkes, the Company's former Chairman of the Board of Directors and Chief Executive Officer, resigned as Chairman of the Board of Directors and as a director of the Company and its subsidiaries on January 15, 1998. The Company provided him with severance pay and benefits through July 31, 1999, pursuant to a letter agreement whereunder he was also retained as a consultant to the Board of Directors through that date.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

Item 14(a)     The following documents are filed as part of this Annual
               Report on Form 10-K.
Item 14(a)(1)  See "Index to Consolidated Financial Statements and
               Supplementary Data" at Item 8. of this Annual Report on Form
               10-K.
Item 14(a)(2)  Financial Statement Schedule Included in Part IV of this
               Annual Report on Form 10-K. Schedule II -- Valuation and
               Qualifying Accounts. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 14(a)(3)  Exhibits

     The following exhibits are incorporated herein by reference:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Certificate of Incorporation of the
          Registrant (filed as Exhibit 3.1 to the Company's
          Registration Statement on Form S-1 dated May 28, 1996, File
          No. 333-4613)
 3.2      Amended and Restated By-Laws of the Registrant (filed as
          Exhibit 3.2 to the Company's Registration Statement on Form
          S-1 dated May 28, 1996, File No. 333-4613)
 4.1      Specimen Certificate for shares of the Registrant's stock
          (filed as Exhibit 4.1 to the Company's Registration
          Statement on Form S-1 dated May 28, 1996, File No. 333-4613)
10.1      1996 Stock Option Plan and related form of stock option
          agreement (filed as Exhibit 10.1 to the Company's
          Registration Statement on Form S-1 dated May 28, 1996, File
          No. 333-4613)
10.2      1995 Stock Option Plan and related form of stock option
          agreement (filed as Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 dated May 28, 1996, File
          No. 333-4613)
10.3      1993 Stock Option Plan and related form of stock option
          agreement (filed as Exhibit 10.3 to the Company's
          Registration Statement on Form S-1 dated May 28, 1996, File
          No. 333-4613)
10.4      1996 Director Stock Option Plan (filed as Exhibit 10.4 to
          the Company's Registration Statement on Form S-1 dated May
          28, 1996, File No. 333-4613)
10.5      1996 Employee Stock Purchase Plan (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 dated May
          28, 1996, File No. 333-4613)
10.6      Credit Agreement, dated September 25, 1995, between the
          Company and Fleet Bank of Massachusetts, N.A. (filed as
          Exhibit 10.8 to the Company's Registration Statement on Form
          S-1 dated May 28, 1996, File No. 333-4613)
10.6.1    Modification of Credit Agreement, dated August 21, 1996,
          between the Company and Fleet National Bank (filed as
          Exhibit 10.8.1 to the Company's Registration Statement on
          Form S-1 dated May 28, 1996, File No. 333-4613)
10.7      Computer Technology License Agreement between Phoenix
          Technologies Ltd. and Hewlett-Packard Company for
          PhoenixPage Software Products dated September 30, 1994 as
          amended (including amended and restated Amendment No. 1
          between the Registrant and Hewlett-Packard, effective as of
          March 8, 1996) (filed as Exhibit 10.10 to the Pre-effective
          Amendment No. 1 to the Company's Registration Statement on
          Form S-1 dated June 7, 1996, File No. 333-4613)
10.8      Lease by and between the Registrant and E & F Realty
          Associates Limited Partnership of Property at One Twenty
          Eight Corporate Center, 70 Blanchard Road, Burlington,
          Massachusetts, dated November 29, 1994, including First
          Amendment to Lease, dated August 9, 1995 (filed as Exhibit
          10.11 to the Company's Registration Statement on Form S-1
          dated May 28, 1996, File No. 333-4613)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.9      Stock Option Agreement between the Company and Robert E.
          Gilkes (filed as Exhibit 10.13 to the Company's Registration
          Statement on Form S-1 dated May 28, 1996, File No. 333-4613)
10.10     Form of Invention and Nondisclosure Agreement (filed as
          Exhibit 10.16 to the Company's Registration Statement on
          Form S-1 dated May 28, 1996, File No. 333-4613)
10.11     Second Amendment dated August 1, 1997 to Lease by and
          between the Company and E&F Realty Associates Limited
          Partnership of Property at One Twenty Eight Corporate
          Center, 70 Blanchard Road, Burlington, Massachusetts dated
          November 29, 1994 (filed as Exhibit 10.13 to the Company's
          Annual Report on Form 10-K dated September 29, 1997)
10.12     Securities Purchase Agreement between WaveMark Technologies,
          Inc. and the Company dated June 20, 1997 (filed as Exhibit
          10.14 to the Company's Annual Report on Form 10-K dated
          September 29, 1997)
10.13     Stock Option Agreements between the Company and Peter J.
          Simone dated June 27, 1997 (filed as Exhibit 10.15 to the
          Company's Annual Report on Form 10-K dated September 29,
          1997)
10.14     Stock Purchase Agreement between Xionics, Inc., Xionics
          Document Technologies, Inc., Seaport Imaging, et al dated
          August 13, 1997 (filed as Exhibit 10.14 to the Company's
          Annual Report on Form 10-K dated September 17, 1998)
10.15     Employment Agreement between the Company and Larry Krummel dated September 5, 1997 (filed as Exhibit 10.15 to the
          Company's Annual Report on Form 10-K dated September 17,
          1998)
10.16     Letter agreement between the Company and Robert E. Gilkes
          dated February 24, 1998 (filed as Exhibit 10.16 to the
          Company's Annual Report on Form 10-K dated September 17,
          1998)
10.17     Technology and Services Agreement between the Company and
          Hewlett-Packard Company dated June 19, 1998 (filed as
          Exhibit 10.17 to Amendment No. 1 dated October 8, 1998 to
          the Company's Annual Report on Form 10-K dated September 17,
          1998)
10.18     Rights Agreement between the Company and BankBoston N.A.
          dated April 15, 1998 (filed as Exhibit 10.18 to the
          Company's Annual Report on Form 10-K dated September 17,
          1998)
10.19     Second Loan Modification Agreement between the Company and
          Fleet National Bank dated December 31, 1997 (filed as
          Exhibit 10.19 to the Company's Annual Report on Form 10-K
          dated September 17, 1998)
10.20     Employment Agreement between the Company and Peter J. Simone dated March 18, 1998 (filed as Exhibit 10.20 to the
          Company's Annual Report on Form 10-K dated September 17,
          1998)
10.21     Letter Agreement between the Company and Paul R. Low dated
          March 16, 1998 (filed as Exhibit 10.21 to the Company's
          Annual Report on Form 10-K dated September 17, 1998)
10.22     Form of Stock Option Agreement pursuant to the Company's
          1993, 1995 and 1996 Stock Option Agreements (filed as
          Exhibit 10.22 to the Company's Annual Report on Form 10-K
          dated September 17, 1998)
21.1      Subsidiaries of the Registrant (filed as Exhibit 21.1 to the
          Company's Annual Report on Form 10-K dated September 17,
          1998)
99.1      Agreement for the Purchase of Shares, dated as of February
          21, 1997, by and between the Company and Wilfried Welch and
          Oliver Fohr (filed as Exhibit 99.12 to the Company's Current
          Report on From 8-K filed March 8, 1997)

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.23     Third Loan Modification Agreement dated February 12, 1999
          between the Company and Fleet National Bank
10.24     Amendment No. 1 to Employment Agreement dated November 1998 between the Company and Peter J. Simone
10.25     Amendment No. 2 to Employment Agreement dated December 1998 between the Company and Peter J. Simone
10.26     Letter Agreement dated June 15, 1999 between the Company and
          Phoenix Technologies, Ltd.
10.27     Amendment to Rights Agreement dated July 29, 1999 between
          the Company and BankBoston, N.A.
23.1      Consent of Arthur Andersen LLP
27.1      Financial Data Schedule

ITEM 14(b) REPORTS ON FORM 8-K

     On August 13, 1999, the Company filed a current report on Form 8-K, announcing that Xionics had entered into an Agreement and Plan of Merger and Reorganization dated as of July 29, 1999 with Oak Technology, Inc. ("Oak"), which agreement sets forth the terms and conditions of the proposed merger of Xionics with and into a wholly owned subsidiary of Oak (the "Merger") pursuant to which such wholly owned subsidiary will be the surviving corporation in the Merger. The 8-K further announced that the transaction is subject to certain conditions, including approval by the stockholders of Xionics and Oak, and is expected to be completed in the fourth calendar quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, Commonwealth of Massachusetts, on this 10th the day of September, 1999.

                                          XIONICS DOCUMENT TECHNOLOGIES, INC.

                                          By:      /s/ PETER J. SIMONE
                                            ------------------------------------
                                                      PETER J. SIMONE
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                        AND DIRECTOR

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                     SIGNATURE                                  TITLE                       DATE
                     ---------                                  -----                       ----

                /s/ PETER J. SIMONE                  President, Chief Executive      September 10, 1999
---------------------------------------------------  Officer, and Director
                  PETER J. SIMONE                    (principal executive
                                                     officer)

                  /s/ PAUL R. LOW                    Chairman of the Board of        September 10, 1999
---------------------------------------------------  Directors
                    PAUL R. LOW

              /s/ RICHARD A. D'AMORE                 Director                        September 10, 1999
---------------------------------------------------
                RICHARD A. D'AMORE

                 /s/ DAVID R. SKOK                   Director                        September 10, 1999
---------------------------------------------------
                   DAVID R. SKOK

             /s/ THOMAS A. ST. GERMAIN               Director                        September 10, 1999
---------------------------------------------------
               THOMAS A. ST. GERMAIN

                /s/ ROBERT L. LENTZ                  Senior Vice President --        September 10, 1999
---------------------------------------------------  Finance and Administration,
                  ROBERT L. LENTZ                    Chief Financial Officer, and
                                                     Treasurer (principal
                                                     financial and accounting
                                                     officer)

                             SUMMARY OF TRADEMARKS

     The following trademarks of Xionics Document Technologies, Inc., which may be registered in certain jurisdictions, are referenced in this Form 10-K:

    Intelligent Peripheral System
     IPS-PRINT
     Xionics
     XipChip
     IPS/2000
     Xionics 5
     Xionics 5E
     Xionics 5C
     Xionics 6
     Xionics PS2
     Xionics PS3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Xionics Document Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Xionics Document Technologies, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xionics Document Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
July 22, 1999, (except with respect to the matter discussed in Note 1, as to which the date is July 29, 1999)

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 20,317,617    $ 15,243,438
  Accounts receivable, less reserves of approximately
     $56,000 at June 30, 1999 and 1998......................     3,692,426       3,953,722
  Contract receivable.......................................     7,000,000       9,927,416
  Prepaid expenses and other current assets.................         6,745         480,802
                                                              ------------    ------------
          Total current assets..............................    31,016,788      29,605,378
                                                              ------------    ------------
PROPERTY AND EQUIPMENT, NET.................................     2,028,473       2,575,141
DEFERRED TAX ASSET..........................................     1,030,000       1,030,000
OTHER ASSETS................................................       638,000         722,607
                                                              ------------    ------------
                                                              $ 34,713,261    $ 33,933,126
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current portion............................  $    575,000    $    527,631
  Accounts payable..........................................       888,665       2,184,184
  Accrued expenses..........................................     8,605,720       9,030,835
  Deferred revenue..........................................     5,586,750       2,096,531
                                                              ------------    ------------
          Total current liabilities.........................    15,656,135      13,839,181
                                                              ------------    ------------
NOTES PAYABLE, NET OF CURRENT PORTION.......................            --         575,000
COMMITMENTS (Notes 6 and 9)
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; Authorized -- 40,000,000
     shares Issued -- 12,726,936 shares at June 30, 1999 and
     12,261,438 at June 30, 1998 Outstanding -- 11,481,992
     shares at June 30, 1999 and 12,037,375 at June 30,
     1998...................................................       127,269         122,614
  Additional paid-in capital................................    46,976,183      46,303,791
  Accumulated deficit.......................................   (23,939,166)    (26,756,214)
  Treasury stock, at cost -- 1,244,944 shares of common
     stock at June 30, 1999 and 224,063 shares of common
     stock at
     June 30, 1998..........................................    (4,107,160)       (151,246)
                                                              ------------    ------------
          Total stockholders' equity........................    19,057,126      19,518,945
                                                              ------------    ------------
                                                              $ 34,713,261    $ 33,933,126
                                                              ============    ============

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------------------
                                                        1999            1998           1997
                                                     -----------    ------------    -----------
Net revenue........................................  $31,403,383    $ 29,101,136    $29,179,466
Cost of revenue....................................    9,747,074       8,510,491      3,649,188
Nonrecurring cost of revenue.......................           --       2,744,500             --
                                                     -----------    ------------    -----------
  Gross profit.....................................   21,656,309      17,846,145     25,530,278
Operating expenses:
  Research and development.........................   12,197,907      15,544,150     13,428,466
  Selling, general and administrative..............    7,103,998       6,996,031      7,144,055
  Nonrecurring charges.............................           --       6,690,053             --
  Charge for purchased research and development....           --              --      5,400,000
                                                     -----------    ------------    -----------
                                                      19,301,905      29,230,234     25,972,521
                                                     -----------    ------------    -----------
     Income (loss) from continuing operations......    2,354,404     (11,384,089)      (442,243)
Interest and other income (expense):
  Interest income..................................      768,348         870,715        956,402
  Interest expense.................................       (3,350)         (1,567)       (95,462)
  Other expense....................................      (12,380)        (25,783)        (8,001)
                                                     -----------    ------------    -----------
                                                         752,618         843,365        852,939
                                                     -----------    ------------    -----------
Income (loss) from continuing operations before
  provision for income taxes.......................    3,107,022     (10,540,724)       410,696
  Provision for income taxes.......................      289,974         272,374        345,500
                                                     -----------    ------------    -----------
Net income (loss) from continuing operations.......    2,817,048     (10,813,098)        65,196
Discontinued operations (Note 2)
  Income (loss) from discontinued operations of
     DDPD (net of provision for income taxes of
     approximately $0, $0 and $398,000,
     respectively).................................           --      (3,182,447)       787,153
  Loss on sale of discontinued operations..........           --      (2,255,988)            --
                                                     -----------    ------------    -----------
Net income (loss)..................................  $ 2,817,048    $(16,251,533)   $   852,349
                                                     ===========    ============    ===========
Income (loss) from continuing operations per share
  Basic............................................  $      0.23    $      (0.91)   $      0.01
                                                     ===========    ============    ===========
  Diluted..........................................  $      0.22    $      (0.91)   $      0.01
                                                     ===========    ============    ===========
Income (loss) from discontinued operations per
  share
  Basic............................................  $        --    $      (0.46)   $      0.08
                                                     ===========    ============    ===========
  Diluted..........................................  $        --    $      (0.46)   $      0.07
                                                     ===========    ============    ===========
Net income (loss) per share
  Basic............................................  $      0.23    $      (1.37)   $      0.09
                                                     ===========    ============    ===========
  Diluted..........................................  $      0.22    $      (1.37)   $      0.07
                                                     ===========    ============    ===========
Weighted average number of shares outstanding
  Basic............................................   12,279,266      11,830,541      9,948,607
                                                     ===========    ============    ===========
  Diluted..........................................   12,815,248      11,830,541     12,080,987
                                                     ===========    ============    ===========

              XIONICS DOCUMENT TECHNOLOGIES INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 CLASS C REDEEMABLE
                                                                     CONVERTIBLE
                                                              -------------------------
                                                              NUMBER OF     LIQUIDATION
                                                                SHARES         VALUE
                                                              ----------    -----------
BALANCE, JUNE 30, 1996......................................   2,698,938    $ 8,231,410
  Exercise of stock options.................................          --             --
  Exercise of stock options, issued from treasury...........          --             --
  Issuance of Common Stock under Employee Stock Purchase
     Plan (ESPP)............................................          --             --
  Tax benefit from exercise of incentive stock options......          --             --
  Conversion of Preferred Stock to Common Stock.............  (2,698,938)    (8,231,410)
  Issuance of Common Stock from initial public offering, net
     of issuance costs of $926,439..........................          --             --
  Net income................................................          --             --
                                                              ----------    -----------
BALANCE, JUNE 30, 1997......................................          --             --
  Exercise of stock options.................................          --             --
  Issuance of Common Stock under Employee Stock Purchase
     Plan (ESPP)............................................          --             --
  Tax benefit from exercise of incentive stock options......          --             --
  Net loss..................................................          --             --
                                                              ----------    -----------
BALANCE, JUNE 30, 1998......................................          --             --
  Exercise of stock options.................................          --             --
  Issuance of Common Stock under Employee Stock Purchase
     Plan (ESPP)............................................          --             --
  Noncash compensation charge...............................          --             --
  Repurchase of Common Stock................................          --             --
  Net income................................................          --             --
                                                              ----------    -----------
BALANCE, JUNE 30, 1999......................................          --    $        --
                                                              ==========    ===========

              XIONICS DOCUMENT TECHNOLOGIES INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                             CLASS A
                                           CONVERTIBLE                   CLASS A                   CLASS B
                                         PREFERRED STOCK              COMMON STOCK               COMMON STOCK
                                    -------------------------    -----------------------    ----------------------
                                      NUMBER      LIQUIDATION      NUMBER        $.01        NUMBER        $.01
                                    OF SHARES        VALUE       OF SHARES     PAR VALUE    OF SHARES    PAR VALUE
                                    ----------    -----------    ----------    ---------    ---------    ---------
BALANCE, JUNE 30, 1996............   3,125,051    $ 3,606,658     1,386,066    $ 13,861      558,931      $ 5,589
  Exercise of stock options.......          --             --            --          --           --           --
  Exercise of stock options,
    issued from treasury..........          --             --            --          --           --           --
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................          --             --            --          --           --           --
  Tax benefit from exercise of
    incentive stock options.......          --             --            --          --           --           --
  Conversion of Preferred Stock to
    Common Stock..................  (3,125,051)    (3,606,658)   (1,386,066)    (13,861)    (558,931)      (5,589)
  Issuance of Common Stock from
    initial public offering, net
    of issuance costs of
    $926,439......................          --             --            --          --           --           --
  Net income......................          --             --            --          --           --           --
                                    ----------    -----------    ----------    --------     --------      -------
BALANCE, JUNE 30, 1997............          --             --            --          --           --           --
  Exercise of stock options.......          --             --            --          --           --           --
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................          --             --            --          --           --           --
  Tax benefit from exercise of
    incentive stock options.......          --             --            --          --           --           --
  Net loss........................          --             --            --          --           --           --
                                    ----------    -----------    ----------    --------     --------      -------
BALANCE, JUNE 30, 1998............          --             --            --          --           --           --
  Exercise of stock options.......          --             --            --          --           --           --
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................          --             --            --          --           --           --
  Noncash compensation charge.....          --             --            --          --           --           --
  Repurchase of Common Stock......          --             --            --          --           --           --
  Net income......................          --             --            --          --           --           --
                                    ----------    -----------    ----------    --------     --------      -------
BALANCE, JUNE 30, 1999............          --    $        --            --    $     --           --      $    --
                                    ==========    ===========    ==========    ========     ========      =======

              XIONICS DOCUMENT TECHNOLOGIES INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                         COMMON STOCK                                         TREASURY STOCK            TOTAL
                                    ----------------------   ADDITIONAL                   -----------------------   STOCKHOLDERS'
                                      NUMBER       $.01        PAID-IN     ACCUMULATED     NUMBER                      EQUITY
                                    OF SHARES    PAR VALUE     CAPITAL       DEFICIT      OF SHARES      COST         (DEFICIT)
                                    ----------   ---------   -----------   ------------   ---------   -----------   -------------
BALANCE, JUNE 30, 1996............          --   $     --    $ 1,312,381   $(11,357,030)    224,311   $  (151,413)  $ (6,569,954)
  Exercise of stock options.......   1,182,227     11,822        397,605             --          --            --        409,427
  Exercise of stock options,
    issued from treasury..........          --         --           (117)            --        (248)          167             50
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................       5,549         55         69,515             --          --            --         69,570
  Tax benefit from exercise of
    incentive stock options.......          --         --      1,600,000             --          --            --      1,600,000
  Conversion of Preferred Stock to
    Common Stock..................   7,768,986     77,690     11,779,828             --          --            --      8,231,410
  Issuance of Common Stock from
    initial public offering, net
    of issuance costs of
    $926,439......................   2,875,000     28,750     30,656,250             --          --            --     30,685,000
  Net income......................          --         --             --        852,349          --            --        852,349
                                    ----------   --------    -----------   ------------   ---------   -----------   ------------
BALANCE, JUNE 30, 1997............  11,831,762    118,317     45,815,462    (10,504,681)    224,063      (151,246)    35,277,852
  Exercise of stock options.......     394,246      3,943        172,714             --          --            --        176,657
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................      35,430        354        147,605             --          --            --        147,959
  Tax benefit from exercise of
    incentive stock options.......          --         --        168,010             --          --            --        168,010
  Net loss........................          --         --             --    (16,251,533)         --            --    (16,251,533)
                                    ----------   --------    -----------   ------------   ---------   -----------   ------------
BALANCE, JUNE 30, 1998............  12,261,438    122,614     46,303,791    (26,756,214)    224,063      (151,246)    19,518,945
  Exercise of stock options.......     331,932      3,319        253,278             --          --            --        256,597
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................     133,566      1,336        366,351             --          --            --        367,687
  Noncash compensation charge.....          --         --         52,763             --          --            --         52,763
  Repurchase of Common Stock......          --         --             --             --   1,020,881    (3,955,914)    (3,955,914)
  Net income......................          --         --             --      2,817,048          --            --      2,817,048
                                    ----------   --------    -----------   ------------   ---------   -----------   ------------
BALANCE, JUNE 30, 1999............  12,726,936   $127,269    $46,976,183   $(23,939,166)  1,244,944   $(4,107,160)  $ 19,057,126
                                    ==========   ========    ===========   ============   =========   ===========   ============

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------
                                                                1999            1998           1997
                                                             -----------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................  $ 2,817,048    $(16,251,533)   $   852,349
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities --
    Charge for purchased research and development..........           --       2,000,000      5,400,000
    Depreciation and amortization..........................    1,572,582       2,044,446      1,369,506
    Noncash compensation charge............................       52,763              --             --
    Deferred income taxes..................................           --        (100,000)      (930,000)
    Loss on disposal of property and equipment.............           --              --         22,712
    Nonrecurring charges...................................           --       6,690,053             --
    Nonrecurring cost of revenue...........................           --       2,000,000             --
    Changes in current assets and current liabilities (net
       of effects of acquisitions) --
       Accounts receivable.................................      261,296          (3,733)    (2,948,470)
       Contract receivable.................................    2,927,416      (2,516,128)    (7,411,288)
       Prepaid expenses and other current assets...........      474,057         673,559     (1,063,488)
       Assets and liabilities of discontinued operations,
         net...............................................           --       2,113,195         58,868
       Accounts payable....................................   (1,295,519)        201,459         40,841
       Accrued expenses....................................     (425,115)        536,007      2,425,562
       Deferred revenue....................................    3,490,219         791,498        (63,800)
                                                             -----------    ------------    -----------
         Net cash provided by (used in) operating
            activities.....................................    9,874,747      (1,821,177)    (2,247,208)
                                                             -----------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................   (1,025,914)     (1,721,192)    (1,504,395)
  Decrease (increase) in other assets......................       84,607      (1,428,133)    (2,342,697)
  Acquisitions, net of cash acquired and acquisition costs
    paid...................................................           --      (2,225,228)    (5,205,475)
  Decrease in short-term investments.......................           --    --..........        644,613
                                                             -----------    ------------    -----------
         Net cash used in investing activities.............     (941,307)     (5,374,553)    (8,407,954)
                                                             -----------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments of secured promissory notes payable
    to stockholder.........................................     (527,631)             --     (2,094,000)
  Borrowing under notes payable............................           --       1,102,631             --
  Repurchase of Common Stock...............................   (3,955,914)             --             --
  Proceeds from exercise of stock options..................      256,597         176,657        409,427
  Proceeds from issuance of Common Stock under Employee
    Stock Purchase Plan (ESPP).............................      367,687         147,959         69,570
  Tax benefit from exercise of incentive stock options.....           --         168,010      1,600,000
  Sale of Common Stock, net of issuance costs..............           --              --     30,685,000
  Deferred offering costs..................................           --              --       (400,000)
  Issuance of treasury stock...............................           --              --             50
  Repayment of term loans..................................           --              --       (886,833)
                                                             -----------    ------------    -----------
         Net cash (used in) provided by financing
            activities.....................................   (3,859,261)      1,595,257     29,383,214
                                                             -----------    ------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......    5,074,179      (5,600,473)    18,728,052
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............   15,243,438      20,843,911      2,115,859
                                                             -----------    ------------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................  $20,317,617    $ 15,243,438    $20,843,911
                                                             ===========    ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...................................  $     4,469    $      1,567    $   135,631
                                                             ===========    ============    ===========
  Cash paid (refunded) for income taxes....................  $   147,881    $   (648,668)   $   910,097
                                                             ===========    ============    ===========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Xionics Document Technologies, Inc. and subsidiaries (the "Company") designs, develops and markets innovative software and silicon solutions for printing, scanning, copying, processing and transmitting digital documents to computer peripheral devices that perform document imaging functions. The Company's products enable the high-speed capture, processing, printing, copying and display of complex electronic documents, both locally and across networks. The Company provides standards-based technology around which its customers, original equipment manufacturers ("OEMs") of peripheral devices, can design and develop differentiated products.

     In August 1998, the Company sold its Digital Document Products Division ("DDPD") business to GammaGraphX, Inc. ("GGX"). The sale involved the transfer of all DDPD assets and related personnel and certain liabilities to GGX for future consideration, including notes issued for certain assets and future royalties (see Note 2).

     On July 29, 1999, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among Oak Technology, Inc. ("Oak"), Vermont Acquisition Corporation, a wholly-owned subsidiary of Oak ("Merger Sub"), and the Company, whereunder the Company will merge with and into Merger Sub and thus become a wholly-owned subsidiary of Oak (the "Merger"). Completion of the Merger is contingent upon Xionics' stockholders approving the Merger at a special meeting to be announced in a Joint Proxy Statement expects to be mailed to Xionics stockholders during October 1999; Oak's stockholders approving the issuance of new shares of Oak common stock to be exchanged for Xionics common stock; and the satisfaction or waiver of other closing conditions contained in the Merger Agreement. In the Merger, Xionics stockholders will receive $2.94 in cash and 0.8031 shares of Oak Common Stock for each share of Xionics Common Stock.

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

  (b) Management Estimates

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

  (c) Revenue Recognition

     The Company has adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, which became effective for fiscal years beginning after December 15, 1997, as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition", with Respect to Certain Transactions. Net revenue includes software license fees, services, software maintenance and royalty revenue. Revenue from software is

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES recognized upon shipment of the product to customers, provided that there are no significant obligations remaining and collectibility of the receivable is probable. Revenue from software maintenance contracts is recognized ratably as it is earned over the term of the contract, generally one year. Unearned software maintenance revenue is included in deferred revenue. In addition, deferred revenue includes certain prepaid royalties and advanced billings under software development contracts for services not yet performed. Service revenue and royalty revenue are recognized as the service is performed and the royalty is earned or paid by the customer. Nonrefundable royalty revenue is recognized over the estimated period of the underlying customer commercial product shipments. The Company recognizes revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting based on the ratio of actual labor hours incurred to the total estimated hours for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident or estimatable. During 1998, the Company recorded contract losses of approximately $2.7 million, which were included in nonrecurring cost of revenue in the accompanying fiscal 1998 statements of operations.

  (d) Nonrecurring Charges

     During fiscal 1998, the Company recorded nonrecurring charges of approximately $6.7 million. The components of these charges were as follows:

Write-down of intangible and other assets to net
  realizable value.......................................  $4,904,891
Provision for lease costs of excess facilities and
  other..................................................   1,785,162
                                                           ----------
                                                           $6,690,053
                                                           ==========

     The Company assesses the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS 121 requires, among other things, that an entity review its long-lived assets, including intangibles such as goodwill, for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During fiscal 1998, the Company recorded charges of approximately $4.9 million relating to the impairment of certain long-lived assets, which is included in the nonrecurring operating charges in the accompanying consolidated statements of operations. The Company wrote off certain intangible assets that the Company determined were impaired, which included $3.3 million of purchased technology, $1.0 million of prepaid royalties and $0.6 million of other assets for which there was no estimated future economic benefit based upon the Company's estimated revenue forecasts. The lease loss and other accrual of $1.8 million consists of $0.9 million of costs related to excess facilities and $0.9 million related to additional commitments that the Company is required to pay under nonrecurring arrangements that the Company determined were impaired in the fourth quarter of fiscal 1998. As of June 30, 1999, $1,331,948 related to the nonrecurring charges was included in accrued expenses in the accompanying consolidated balance sheet.

  (e) Warranty Cost

     The Company provides a 90-day warranty with the sale of its software products. The Company estimates and accrues for the costs of providing these warranties upon shipment of the products.

  (f) Research and Development Costs

     Research and development costs are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs incurred subsequent to the establishment of technological feasibility. Based on the

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been and are not expected to be material.

  (g) Cash and Cash Equivalents

     The Company accounts for investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of less than three months at the time of purchase to be cash equivalents. As of June 30, 1999 and 1998 cash and cash equivalents consisted of the following:

                                                             JUNE 30,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Cash............................................    $   206,809    $   391,871
Commercial paper................................      6,986,973      9,498,630
Money market accounts...........................      2,397,362      1,644,009
U.S. government and agency securities...........     10,726,473      3,708,928
                                                    -----------    -----------
          Total cash and cash equivalents.......    $20,317,617    $15,243,438
                                                    ===========    ===========

  (h) Property and Equipment

     The Company records property and equipment at cost. Maintenance and repair items are charged to expense when incurred. Depreciation and amortization is recorded for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, as follows:

                                                                         JUNE 30,
                                                  ESTIMATED      ------------------------
             ASSET CLASSIFICATION                USEFUL LIVES       1999          1998
             --------------------                ------------    ----------    ----------
Computer equipment.............................      3 years     $5,526,900    $4,510,519
Furniture and fixtures.........................  3 - 7 years      1,098,116     1,127,905
Machinery and equipment........................      3 years        296,112       256,790
                                                                 ----------    ----------
                                                                  6,921,128     5,895,214
Less -- Accumulated depreciation and
  amortization.................................                   4,892,655     3,320,073
                                                                 ----------    ----------
                                                                 $2,028,473    $2,575,141
                                                                 ==========    ==========

  (i) Accrued Expenses

     Accrued expenses as of June 30, 1999 and 1998 consist of the following:

                                                              JUNE 30,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Accrued payroll and related expenses................  $2,245,107    $1,054,903
Accrued nonrecurring charges........................   1,331,948     1,407,228
Accrued contract loss...............................   2,053,688     2,000,000
Accrued discontinued operations.....................     558,288     1,045,000
Accrued other.......................................   2,416,689     3,523,704
                                                      ----------    ----------
                                                      $8,605,720    $9,030,835
                                                      ==========    ==========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

  (j) Foreign Currency Translation

     The Company follows the translation principles established by SFAS No. 52, Foreign Currency Translation. Gains and losses resulting from changes in exchange rates relating to the remeasurement of financial statements of the Company's subsidiaries, whose functional currency is the U.S. dollar, are immaterial for all periods presented and are included in other expense in the accompanying consolidated statements of operations.

  (k) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, marketable securities and accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. The Company performs periodic credit evaluations of its customers and has recorded allowances for its estimated losses.

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue for the fiscal year and/or total trade accounts receivable at June 30 and their aggregate percentage of the Company's total net revenue and accounts receivable.

                                                 NET REVENUE                   ACCOUNTS RECEIVABLE
                                       -------------------------------    -----------------------------
                                                       PERCENTAGE OF
                                                      CUSTOMER REVENUE                   PERCENTAGE OF
                                       SIGNIFICANT    ----------------    SIGNIFICANT    TOTAL ACCOUNTS
                                        CUSTOMERS       A         B        CUSTOMERS       RECEIVABLE
                                       -----------    ------    ------    -----------    --------------
Fiscal Years Ended --
June 30, 1999........................       2          66%       13%           5               64%
June 30, 1998........................       2          53%       14%           3               40%
June 30, 1997........................       1          58%       --%           5               79%

  (l) Income (Loss) per Share

     SFAS No. 128, Earnings Per Share, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for those periods. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding for all periods presented.

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                                      FISCAL YEARS ENDED JUNE 30,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Weighted average common shares outstanding.....  12,279,266    11,830,541     9,948,607
Incremental weighted average common shares
  issuable upon exercise of stock options
  outstanding..................................     535,982            --     2,132,380
                                                 ----------    ----------    ----------
Diluted weighted average common shares
  outstanding..................................  12,815,248    11,830,541    12,080,987
                                                 ==========    ==========    ==========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

     Dilutive weighted average shares outstanding for fiscal 1999 and 1997 exclude only potential common shares from stock options that would be antidilutive. Diluted weighted average shares outstanding for fiscal 1998 exclude all potential common shares from stock options because to include such shares would have been antidilutive due to the Company's fiscal 1998 net loss. As of June 30, 1999, 1998 and 1997, 223,967, 2,209,770 and 364,750 potential common shares, respectively, were outstanding, but not included in the above calculation, as their effect would have been antidilutive.

  (m) Postretirement Benefits

     The Company has no obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as it does not currently offer such benefits.

  (n) Accounting for Stock Compensation Plans

     The Company applies Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, in accounting for the stock option activity for its employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (see Note 8(c)).

  (o) Reclassifications

     Certain amounts from prior years have been reclassified to conform with the current year's presentation.

  (p) Other Assets

     Other assets as of June 30, 1999 and 1998 consist of long-term deposits and an investment representing less than 20% ownership in a company that was founded by the previous chief operating officer of the Company. This investment is being accounted for under the cost method of accounting.

  (q) Comprehensive Income

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income in the 1999 fiscal year. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income (loss) is equal to the net income (loss) for all periods presented.

  (r) Segment Reporting

     The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the 1999 fiscal year. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. To date, the Company views its operations and manages its business as principally one segment (See note 11 for revenue by geographic destination).

  (s) New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe the adoption of this accounting pronouncement will have a significant impact on its financial instruments.

  (t) Noncash Investing and Financing Activities

     The following table summarizes the supplemental disclosure of noncash and certain other transactions for the years indicated.

                                                             FISCAL YEARS ENDED JUNE 30,
                                                       ----------------------------------------
                                                          1999          1998           1997
                                                       ----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  In connection with the initial public offering of
     Common Stock (Note 8(a)), the following were
     converted to Common Stock --
  Class A Common Stock...............................  $       --    $        --    $    13,861
                                                       ==========    ===========    ===========
  Class B Common Stock...............................  $       --    $        --    $     5,589
                                                       ==========    ===========    ===========
  Class A Convertible Preferred Stock................  $       --    $        --    $ 3,606,658
                                                       ==========    ===========    ===========
  Class C Redeemable Convertible Preferred Stock.....  $       --    $        --    $ 8,231,410
                                                       ==========    ===========    ===========
          Total noncash conversion...................  $       --    $        --    $11,857,518
                                                       ==========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO
  ACQUISITIONS:
  During 1997 and 1998, the Company acquired GCA and
     Seaport Imaging, as described in Notes (3) and
     (4), respectively
  These acquisitions are summarized as follows --
  Fair value of assets acquired, excluding cash......  $       --    $ 2,492,052    $ 5,750,648
  Payments in connection with the acquisitions, net
     of cash acquired................................          --     (2,225,228)    (5,205,475)
                                                       ----------    -----------    -----------
  Liabilities assumed................................  $       --    $   266,824    $   545,173
                                                       ==========    ===========    ===========

(2) DISCONTINUED OPERATIONS

     In fiscal 1998, the Company made the decision to shift all of its focus to the Company's core embedded systems business and to sell or otherwise dispose of its DDPD division. The Company's DDPD division sold print and scan accelerators in the production scanner market. The Company's $5,438,000, or $0.46 per share, loss reported from discontinued operations for the year ended June 30, 1998 represented a loss from DDPD's operations of $3,182,000 or $0.27 per share that included a $2,000,000 charge for purchased research and development in connection with the Seaport Imaging ("Seaport") acquisition (See Note 4). In addition, the Company recorded the estimated loss on the disposal of the business, including the write-off of assets and extinguishment of liabilities of approximately $2,256,000 or $0.19 per share.

     On August 12, 1998, the Company sold substantially all of the assets of its DDPD division to GGX of Waltham, Massachusetts for consideration consisting of future royalties on GGX's future sales of all products purchased from the Company in this transaction, if any, from the date of closing through September 2001, or until royalties reach an aggregate of $2.2 million, subject to provisions defined in the asset purchase agreement; assumption of certain liabilities; and promissory notes totaling $1.28 million payable in 1999 and 2000, subject to collection of receivables sold in the transaction. At June 30, 1999, the Company has not

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES received any material proceeds from the sale and has recorded no estimated proceeds from the disposition due to the significant uncertainty of realizing any proceeds from the sale of the DDPD business. If material proceeds are collected in the future, the Company will record them as income from discontinued operations in the period received. The Company has recently agreed to extend the dates on which certain payments from GGX are due and has received a security interest in certain of the assets sold to GGX.

     The accompanying consolidated financial statements contain certain accounts that have been reclassified in each of the periods presented to reflect this disposition by the Company. Reported revenue, costs and expenses exclude the operating results of the Company's DDPD business. The results of the Company's DDPD business are presented on a net basis in the consolidated statements of operations as income (loss) from discontinued operations. Product revenue from the DDPD business was approximately $6,190,000 and $8,621,000 for the years ended June 30, 1998 and 1997, respectively.

     At June 30, 1999, the Company has approximately $558,000 included in accrued expenses that principally relates to rent obligations for discontinued operations.

(3) ACQUISITION OF GCA

     On February 21, 1997, the Company acquired GCA Gesellschaft fur Computer-Anwendung mbH ("GCA"). The Company paid $5,000,000 in cash for the outstanding stock of GCA. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16, and, accordingly, GCA's operating results from February 21, 1997 are included in the accompanying consolidated statements of operations. In accordance with APB Opinion No. 16, the Company has allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, as described below, has been identified as in-process research and development ("in-process R&D") in an independent appraisal using proven valuation procedures and techniques. The portion of the purchase price allocated to the in-process R&D projects that had not yet reached technological feasibility and did not have a future alternative use, totaling $5,400,000 was charged to expense as of the acquisition date. Acquired intangibles include the assembled workforce of GCA and goodwill. During fiscal 1998, these intangibles were determined to be impaired due to the Company's change in business focus and were written off (see Note 1(d)).

     The purchase price of $5,750,000, including direct acquisition costs, was allocated as follows:

Current assets...........................................  $  444,313
Property and equipment...................................      91,762
Acquired intangibles.....................................     150,000
In-process R&D...........................................   5,400,000
Other assets.............................................       9,098
Goodwill.................................................     200,000
Liabilities assumed......................................    (545,173)
                                                           ----------
                                                           $5,750,000
                                                           ==========

(4) ACQUISITION OF SEAPORT IMAGING

     On August 13, 1997, the Company acquired Seaport Imaging ("Seaport") for $2,450,000, which included direct acquisition costs of approximately $250,000. The Company paid $1,100,000 in cash at closing and the balance was evidenced by a promissory note payable over two years, subject to adjustment. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16, and accordingly, Seaport's operating results from August 13, 1997 are included in the accompanying consolidated financial statements. The Seaport results combined with the $2,000,000 charge for in-process R&D has been included in the loss from discontinued operations for the year ended June 30, 1998.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     The purchase price of $2,450,000, including direct acquisition cost was allocated as follows:

Current assets...........................................  $  434,595
Property and equipment...................................      35,209
In-process R&D...........................................   2,000,000
Other assets.............................................       4,314
Acquired intangibles.....................................     242,706
Liabilities assumed......................................    (266,824)
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

     The components of the Company's provision for income taxes for the years ended June 30, 1999, 1998 and 1997 are as follows:

                                                       1999        1998        1997
                                                     --------    --------    --------
Current:
  Federal..........................................  $     --    $     --    $     --
  State............................................    38,955      35,000      18,000
  Foreign..........................................   251,019     337,374      44,000
Deferred:
  Federal..........................................        --     (65,000)    579,000
  State............................................        --     (35,000)    102,190
                                                     --------    --------    --------
Total provision for income taxes...................  $289,974    $272,374    $743,190
                                                     ========    ========    ========

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                              1999     1998     1997
                                                              -----    -----    ----
Tax (benefit) at federal statutory rate.....................   34.0%   (34.0)%  34.0%
State taxes, net of federal benefit.........................    0.8     (5.0)    6.3
Foreign taxes...............................................    8.1      1.0     1.1
Change in valuation allowance/utilization of federal and
  foreign net operating loss carryforwards..................  (33.6)    39.5     5.2
                                                              -----    -----    ----
                                                                9.3%     1.5%   46.6%
                                                              =====    =====    ====

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

     The tax effects of the components of the Company's deferred income tax assets are as follows:

                                                            JUNE 30,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
Deferred Tax Assets --
  Domestic net operating loss carryforwards.....  $  6,917,457    $  5,443,967
  Foreign net operating loss carryforwards......     1,301,082       1,301,082
Temporary differences --
     Intangible and acquired incomplete research
       and development related to the Phoenix
       acquisition..............................       932,986       1,009,725
     Intangible and acquired incomplete research
       and development related to the GCA
       acquisition..............................     1,152,000       1,584,000
     Discontinued operations....................     1,615,053       3,920,000
     Allowance for doubtful accounts............        22,389         140,985
     Inventory valuation allowance..............            --           9,018
     Allowance for sales returns................        88,928          92,000
     Other temporary differences, net...........       713,436         314,728
                                                  ------------    ------------
          Total gross deferred tax asset........    12,743,331      13,815,505
Less -- Valuation allowance.....................   (11,713,331)    (12,785,505)
                                                  ------------    ------------
  Net deferred tax asset........................  $  1,030,000    $  1,030,000
                                                  ============    ============

     At June 30, 1999, the Company had available net operating loss ("NOL") carryforwards of approximately $15,800,000 for U.S. income tax purposes, which may be used to offset future taxable income, if any. The NOL carryforwards begin to expire in 2009 and are subject to review and possible adjustment by the Internal Revenue Service. The NOL carryforwards available for use in any given year may be limited in the event of a significant change in ownership, as defined by the Internal Revenue Code.

     The Company has recorded a deferred tax asset for that portion of their deferred tax asset for which it is "more likely than not" that it will receive benefit in the future. The Company has placed a significant valuation allowance against the remaining net deferred assets totaling approximately $11,713,000. If realized, approximately $1,490,000 of this amount will be credited to additional paid-in capital since these amounts were generated from the utilization of disqualifying dispositions related to the exercise of incentive stock options.

(6) NOTES PAYABLE

     In relation to the acquisition of Seaport, the Company entered into two notes payable with various individuals who were the stockholders of Seaport. These notes totaled $1,150,000 and are subject to reductions, as defined in the stock purchase agreement. In the first quarter of fiscal 1999, the Company paid the first portion of the notes and the remaining portion is due on the second anniversary of the closing. At June 30, 1999, the outstanding principle balance of the note was $575,000.

(7) REVOLVING LINE OF CREDIT AND TERM LOAN FACILITY

     On September 27, 1995, the Company entered into a $2,000,000 working capital revolving line of credit (the "Line") and a $1,000,000 term loan facility with a bank. On February 12, 1999, the Company amended the Line and term loan facility. The Modification Agreement permits the Company to borrow up to $5,000,000 under the Line and up to $1,000,000 under the term loan facility. Under the Modification Agreement, the Line and term loan facility expires on December 1, 1999. Borrowings under the Line bear interest at the Bank's prime rate (7.75% at June 30, 1999), and borrowings under the term loan facility bear interest at prime (7.75% at June 30, 1999) plus 0.5% for qualified equipment purchases, as defined. Each term

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES loan is repayable over 36 months. Borrowings under the Line and term loan facility are secured by substantially all assets of the Company, as defined. The Company is restricted in the payment of any dividends under the Line and term loan facility. In addition, the Company is required to comply with certain restrictive covenants, including debt to net worth, capital base, quick ratio and profitability. The Company was in compliance with all covenants as of June 30, 1999. There are no outstanding borrowings under the Line or term loan facility as of June 30, 1999.

(8) STOCKHOLDERS' EQUITY

  (a) Initial Public Offering

     In October 1996, the Company sold, through an underwritten public offering, 2,500,000 shares of its common stock at $12 per share. Also in October 1996, the Company sold an additional 375,000 shares, at $12 per share, pursuant to an underwriters' over-allotment provision. The Company received proceeds of $30,685,000 from its initial public offering, which was net of issuance costs of $926,439.

  (b) Stock and Stock Option Plans

     In fiscal 1994, the Company established the 1993 Stock Option Plan (the "1993 Plan"), and in 1995, the Company established the 1995 Stock Option Plan (the "1995 Plan"). The plans provide for the grant of incentive stock options and nonqualified stock options. Options granted under the plans vest over various periods and expire no later than 10 years from the date of grant. The Company has reserved common stock shares for the options granted under the 1993 Plan and the 1995 Plan. At June 30, 1999, the aggregate number of shares of Common Stock available for future grants under the 1993 Plan and the 1995 Plan is 23,798 and 19,993, respectively.

     The Company's 1996 Stock Option Plan (the "1996 Plan") was approved by the Board of Directors in February 1996 and was adopted by the Company's stockholders on July 12, 1996. The 1996 Plan was amended by the Board of Directors on October 10, 1997 to increase the number of shares available for grants thereunder by 800,000 shares to 1,750,000 shares. The 1996 Plan was further amended by the Board of Directors on October 5, 1998, to reallocate 334,000 shares then available for issuance under the 1996 Directors Stock Option Plan (the "Director Plan") to the 1996 Plan, as well as to increase the number of shares available for issuance thereunder by an additional 500,000 shares of the Company's Common Stock, over and above any shares reallocated to the 1996 Plan from the Director Plan.

     The 1996 Plan provides for the grant or award of options to purchase shares of the Company's Common Stock. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified options. The purpose of the 1996 Plan is to attract and retain outstanding employees, directors and consultants of the Company through the incentives of stock ownership. All employees (including officers), directors and consultants of the Company are eligible to receive stock options under the 1996 Plan.

     The 1996 Plan is administered by the Board of Directors. Subject to the provisions of the 1996 Plan, the Board of Directors has the authority to designate participants, determine the number of shares to be covered by each grant, the time at which each stock option is exercisable, the method of payment and any other terms and conditions of the stock options.

     While the Board of Directors determines the prices at which options may be exercised under the 1996 Plan, the exercise price of an option shall be at least 100% of the fair market value (as determined under the terms of the 1996 Plan) of a share of Common Stock on the date of grant. At June 30, 1999, the aggregate number of shares of Common Stock available for future grants under the 1996 Plan, as amended, is 699,431.

     The Director Plan was approved by the Board of Directors and the Company's stockholders on July 12, 1996. The Director Plan provides for the automatic grant of stock options ("Director Stock Options") to

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES purchase shares of Common Stock of the Company to nonemployee directors of the Company once annually, for so long as the nonemployee director serves on the Board of Directors and is not employed by the Company. Director Stock Options granted under the Director Plan must be nonstatutory options. The Director Plan authorizes the grant of options to purchase up to a total of 350,000 shares. The Director plan was amended by the Board of Directors on October 5, 1998 and approved by the Company's stockholders on November 23, 1998 to reallocate the remaining 334,000 shares then available for issuance under the Director Plan to the 1996 Plan.

     Stock option activity is summarized as follows:

                                                                               WEIGHTED
                                            NUMBER      EXERCISE PRICE     AVERAGE EXERCISE
                                          OF SHARES        PER SHARE       PRICE PER SHARE
                                          ----------    ---------------    ----------------
Outstanding, June 30, 1996..............   2,510,090    $ 0.20 -   6.50         $ 0.55
                                          ----------    ---------------         ------
  Granted...............................     874,900     10.00 -  15.00          12.77
  Terminated............................    (169,494)     0.20 -  14.45           8.83
  Exercised.............................  (1,182,475)     0.20 -  10.00           0.35
                                          ----------    ---------------         ------
Outstanding, June 30, 1997..............   2,033,021    $ 0.20 -  15.00         $ 5.24
                                          ----------    ---------------         ------
  Granted...............................   1,588,588      3.50 -  15.25           4.68
  Terminated............................  (1,017,593)     0.68 -  15.25          12.17
  Exercised.............................    (394,246)     0.20 -  11.25           0.45
                                          ----------    ---------------         ------
Outstanding, June 30, 1998..............   2,209,770    $ 0.20 -  15.25         $ 2.52
                                          ----------    ---------------         ------
  Granted...............................     637,175      2.88 -   4.31           3.50
  Terminated............................    (248,850)     0.68 -  15.25           3.82
  Exercised.............................    (331,932)     0.20 -   3.88           0.77
                                          ----------    ---------------         ------
Outstanding, June 30, 1999..............   2,266,163    $ 0.20 - $ 6.50         $ 2.94
                                          ==========    ===============         ======
Exercisable, June 30, 1999..............   1,081,589    $ 0.20 - $ 6.50         $ 2.41
                                          ==========    ===============         ======

     The range of exercise prices for options outstanding and options exercisable at June 30, 1999 are as follows:

                      OPTIONS OUTSTANDING
              ------------------------------------    OPTIONS EXERCISABLE
                             WEIGHTED                ----------------------
  RANGE OF                    AVERAGE     WEIGHTED                 WEIGHTED
  EXERCISE                   REMAINING    AVERAGE                  AVERAGE
 PRICE PER      NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
   SHARE      OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------  -----------   -----------   --------   -----------   --------
$0.20 - 0.68     417,927        6.18       $0.44        376,052     $0.42
$1.84 - 3.38     308,666        9.13        3.05         53,382      2.15
$3.44 - 3.50     258,931        9.30        3.50         45,335      3.50
$3.56 - 3.56   1,039,827        8.66        3.56        545,628      3.56
$3.63 - 4.19     217,812        8.91        3.82         54,192      3.77
$4.25 - 4.25      20,000        8.71        4.25          6,250      4.25
$4.31 - 4.31       2,000        9.99        4.31             --        --
$6.50 - 6.50       1,000        6.80        6.50            750      6.50
               ---------       -----       -----      ---------     -----
               2,266,163        8.37       $2.94      1,081,589     $2.41
               =========       =====       =====      =========     =====

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in July 1996 and authorizes the sale of up to a total of 200,000 shares of Common Stock to participating employees.

     All employees of the Company meeting certain eligibility requirements as defined, are eligible to participate in the Purchase Plan. An employee may elect to have a whole number percentage from 1% to 10% of his or her base pay withheld during the payroll deduction period ("Offering Period") for purposes of purchasing shares under the Purchase Plan. The price at which shares may be purchased during each offering will be 85% of the fair market value per share of the common stock on either the first day or the last day of the Offering Period, whichever is lower. The Compensation Committee of the Board of Directors may, at its discretion, choose an Offering Period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, the Company had sold 174,545 shares as of June 30, 1999. As of June 30, 1999, 25,455 shares of Common Stock were available for future sale under the Purchase Plan.

  (c) Stock -- Based Compensation

     The Company accounts for its stock-based compensation plan under APB No. 25, Accounting for Stock Issued to Employees. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

     The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plans during the years ended June 30, 1999, 1998 and 1997 using the Black-Scholes option pricing model, as prescribed by SFAS No.
123. The weighted average information and assumptions used are as follows:

                                                1999            1998            1997
                                            ------------    ------------    ------------
Risk free interest rate...................  4.18% - 5.76%   5.44% - 6.11%   5.90% - 6.69%
Expected dividend yield...................            --              --              --
Expected lives............................       4 years         4 years         4 years
Expected volatility.......................            85%             65%             65%
Weighted average value at grant date......         $2.26           $4.70          $12.75
Weighted average remaining contractual
  life of options outstanding.............          8.37            8.73            8.65

     The pro forma effect of applying SFAS No. 123 would be as follows:

                                                   1999           1998          1997
                                                ----------    ------------    --------
Net income (loss) as reported.................  $2,817,048    $(16,251,533)   $852,349
Pro forma net income (loss) as adjusted.......  $1,627,461    $(18,214,462)   $ 41,890
Net income (loss) per share as reported:
  Basic.......................................  $     0.23    $      (1.37)   $   0.09
                                                ==========    ============    ========
  Diluted.....................................  $     0.22    $      (1.37)   $   0.07
                                                ==========    ============    ========
Pro forma net income (loss) per share as
  adjusted:
  Basic.......................................  $     0.13    $      (1.54)   $   0.00
                                                ==========    ============    ========
  Diluted.....................................  $     0.13    $      (1.54)   $   0.00
                                                ==========    ============    ========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

(9) OPERATING LEASE COMMITMENTS

     The Company leases office facilities and certain equipment under operating leases which expire at various dates through July 2003. Rent expense for all operating leases charged to operations was approximately $1,539,000, $1,302,000 and $1,268,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

     Future minimum lease payments under operating leases as of June 30, 1999 are approximately as follows:

                     FISCAL YEARS ENDED
                          JUNE 30,
                     ------------------
     2000...................................................  $1,748,000
     2001...................................................   1,773,000
     2002...................................................   1,746,000
     2003...................................................     142,000
     2004...................................................          --
                                                              ----------
Total minimum payments......................................  $5,409,000
                                                              ==========

(10) RETIREMENT PLAN

     Effective January 1992, the Company adopted the Xionics 401(k) Retirement Plan (the "Plan"). The Company has elected, at its discretion, to contribute up to a maximum of 50% of the first 6% of pay contributed to the Plan. The Company's contributions to the Plan were approximately $316,000, $152,000 and $146,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

(11) REVENUES BY GEOGRAPHIC DESTINATION

     Revenues by geographic destination and as a percentage of total revenue are as follows:

                                                     FISCAL YEAR ENDED JUNE 30,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
United States...............................  $24,981,307    $19,854,302    $22,325,462
Japan.......................................    5,886,326      8,716,175      5,135,131
Other.......................................      535,750        530,659      1,718,873
                                              -----------    -----------    -----------
                                              $31,403,383    $29,101,136    $29,179,466
                                              ===========    ===========    ===========

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
United States...............................................   79.6%     68.2%     76.5%
Japan.......................................................   18.7%     30.0%     17.6%
Other.......................................................    1.7%      1.8%      5.9%
                                                              -----     -----     -----
                                                              100.0%    100.0%    100.0%
                                                              =====     =====     =====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Xionics Document Technologies, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Xionics Document Technologies, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated July 22, 1999 (except with respect to the matter discussed in Note 1 as to which the date is July 29, 1999). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
July 22, 1999

                                                                     SCHEDULE II

                      XIONICS DOCUMENT TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1997, 1998, AND 1999

                                              BALANCE
ALLOWANCE FOR DOUBTFUL ACCOUNTS FOR         BEGINNING OF    CHARGED TO                    BALANCE
CONTINUING OPERATIONS:                          YEAR         EXPENSE      WRITE-OFFS    END OF YEAR
-----------------------------------         ------------    ----------    ----------    -----------
  June 30, 1997...........................   $   56,000     $       --    $      --     $   56,000
  June 30, 1998...........................       56,000             --           --         56,000
  June 30, 1999...........................       56,000             --           --         56,000

                                              BALANCE,
ALLOWANCE FOR DOUBTFUL ACCOUNTS FOR         BEGINNING OF    CHARGED TO                   BALANCE,
DISCONTINUED OPERATIONS:                        YEAR         EXPENSE      WRITE-OFFS    END OF YEAR
-----------------------------------         ------------    ----------    ----------    -----------
  June 30, 1997...........................   $   84,000     $   67,000    $ (88,000)    $   63,000
  June 30, 1998...........................       63,000        933,000     (996,000)            --
  June 30, 1999...........................           --             --           --             --

                                              BALANCE                      CHARGED
                                            BEGINNING OF    CHARGED TO      TO THE        BALANCE
DISCONTINUED OPERATIONS ACCRUAL:                YEAR         EXPENSE       ACCRUAL      END OF YEAR
--------------------------------            ------------    ----------    ----------    -----------
  June 30, 1997...........................   $       --     $       --    $      --     $       --
  June 30, 1998...........................           --      1,045,000           --      1,045,000
  June 30, 1999...........................    1,045,000             --     (486,712)       558,288

                                              BALANCE                      CHARGED
                                            BEGINNING OF    CHARGED TO      TO THE        BALANCE
RESERVES FOR RESTRUCTURING:                     YEAR         EXPENSE       ACCRUAL      END OF YEAR
---------------------------                 ------------    ----------    ----------    -----------
  June 30, 1997...........................   $       --     $       --    $      --     $       --
  June 30, 1998...........................           --      1,399,000     (479,000)       920,000
  June 30, 1999...........................      920,000             --     (471,981)       448,019