Form 10-Q
period 1999-09-30
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1999-11-12
CIK 1014586

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1999


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

     At November 5, 1999, there were 13,010,349 shares of the Company's $0.01 par value common stock issued, with 11,765,405 shares outstanding.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
PART I.    FINANCIAL INFORMATION


ITEM 1.    Consolidated Financial Statements

               Balance Sheets--September 30, 1999 and June 30, 1999................       3

               Statements of Income--Three Months Ended September 30, 1999
                 and 1998..........................................................       4
               Statements of Cash Flows--Three Months Ended September 30, 1999
                 and 1998..........................................................       5

           Notes to Consolidated Financial Statements..............................       6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................       9


ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk..............      13



PART II.   OTHER INFORMATION


ITEM 2.    Changes in Securities and Use of Proceeds...............................      14


ITEM 6.    Exhibits and Reports on Form 8-K........................................      14

           Signatures..............................................................      15


                         PART I--FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                  September 30,   June 30,
                                                                                     1999           1999
                                                                                  ------------   ----------
                                                                                   (Unaudited)   (Audited)

                               ASSETS
Current Assets:
    Cash and cash equivalents                                                   $  24,438,464  $  20,317,617
    Accounts receivable, less reserves of approximately $56,000
        at September 30, 1999 and June 30, 1999                                     4,829,857      3,692,426
    Contract receivable                                                             4,000,000      7,000,000
    Prepaid expenses and other current assets                                           7,045          6,745
                                                                                -------------  -------------
        Total Current Assets                                                       33,275,366     31,016,788

Property and equipment, net                                                         1,931,427      2,028,473
Deferred tax asset                                                                  1,030,000      1,030,000
Other assets                                                                        1,203,451        638,000
                                                                                -------------  -------------

                                                                                $  37,440,244  $  34,713,261
                                                                                =============  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Note payable, current portion                                               $           -       $575,000
    Accounts payable                                                                1,148,023        888,665
    Accrued expenses                                                                8,374,133      8,605,720
    Deferred revenue                                                                6,907,426      5,586,750
                                                                                -------------  -------------
        Total Current Liabilities                                                  16,429,582     15,656,135


Stockholders' equity:
    Common Stock
        Authorized--40,000,000 shares
        Issued-- 13,002,628 and 12,726,936 shares at September 30, 1999 and
           June 30, 1999, respectively
        Outstanding-- 11,757,684 and 11,481,992 shares at September 30, 1999
              and June 30, 1999, respectively                                         130,026       127,269
    Additional paid-in capital                                                     47,478,909    46,976,183
    Treasury stock, at cost--1,224,944 shares of Common Stock at September 30,
        1999 and June 30, 1999, respectively                                      (4,107,160)   (4,107,160)
    Accumulated deficit                                                          (22,491,113)  (23,939,166)
                                                                                ------------- -------------
        Total stockholders' equity                                                21,010,662     19,057,126
                                                                                ------------- -------------
                                                                                $ 37,440,244   $ 34,713,261
                                                                                ============= =============

The accompanying notes are an integral part of these consolidated financial statements.


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                 Three Months Ended
                                                           -------------------------------
                                                           September 30,     September 30,
                                                                1999             1998
                                                           --------------  ---------------

Net revenue                                                $  8,981,426    $  7,251,362
Cost of revenue                                               2,753,641       2,231,457
                                                           --------------  ---------------
    Gross profit                                              6,227,785       5,019,905

Operating expenses:
    Research and development                                  2,861,845       3,311,780
    Selling, general and administrative                       1,946,457       1,567,767
                                                           --------------  ---------------
      Income from operations                                  1,419,483         140,358

Other income, net                                               253,570         151,451
                                                           --------------  ---------------
      Income before provision for income taxes                1,673,053         291,809

Provision for income taxes                                      225,000          13,000
                                                           --------------  ---------------
                Net income                                 $  1,448,053    $    278,809
                                                           ==============  ===============

Net income per share (Note 3)

       Basic                                               $       0.12    $       0.02
                                                           ==============  ===============
       Diluted                                             $       0.11    $       0.02
                                                           ==============  ===============

Weighted average number of shares outstanding (Note 3)
       Basic                                                 11,640,415      12,085,752
                                                           ==============  ===============
       Diluted                                               12,630,234      12,924,272
                                                           ==============  ===============


The accompanying notes are an integral part of these consolidated financial statements.


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Three Months Ended
                                                           -------------------------------
                                                           September 30,     September 30,
                                                                1999             1998
                                                           --------------  ---------------
Cash flows from operating activities:
    Net income                                             $  1,448,053    $    278,809
    Adjustments to reconcile net income to net
        cash used in operating activities:
           Depreciation and amortization                        354,699         361,591
           Changes in assets and liabilities--
           Accounts receivable                               (1,137,431)     (2,025,134)
           Contract receivable                                3,000,000        (629,032)
           Prepaid expenses and other current assets               (300)        (18,784)
           Accounts payable                                     259,358        (523,172)
           Accrued expenses                                    (231,587)       (309,126)
           Deferred revenue                                   1,320,676       1,167,892
                                                           --------------  ---------------
    Net cash provided by (used in) operating activities       5,013,468      (1,696,956)
                                                           --------------  ---------------

Cash flows from investing activities:
    Increase in other assets                                   (565,451)        (32,019)
    Purchases of property and equipment                        (257,653)       (239,837)
                                                           --------------  ---------------

    Net cash used in investing activities                      (823,104)       (271,856)
                                                           --------------  ---------------

Cash flows from financing activities:
    Repayment of note payable                                  (575,000)       (527,631)
    Proceeds from exercise of stock options                     437,868          69,192
    Proceeds from employee stock purchase plan                   67,615         180,087
                                                           --------------  ---------------
               Net cash used in financing activities            (69,517)       (278,352)
                                                           --------------  ---------------

Net increase (decrease) in cash and cash equivalents          4,120,847      (2,247,164)
Cash and cash equivalents, beginning of period               20,317,617      15,243,438
                                                           --------------  ---------------
Cash and cash equivalents, end of period                   $ 24,438,464    $ 12,996,274
                                                           ==============  ===============

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                             $     37,878    $     60,643
                                                           ==============  ===============



The accompanying notes are an integral part of these consolidated financial statements.


              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The consolidated financial statements of Xionics Document Technologies, Inc. and subsidiaries ("the Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, included in the Company's annual report on Form 10-K.

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

(b)  Contract Receivable

     The Company had an outstanding contract receivable of $4,000,000 and $7,000,000 at September 30, 1999 and June 30, 1999, respectively, from a significant customer. The contract receivable represents an agreement entered into by the Company and the customer whereby the Company licensed certain of its page description technology, including its version of the PostScript page description language, to the customer. At September 30, 1999, the Company fulfilled its obligations under this contract and all amounts due will be paid monthly through January 2000.

(c)  Cash and cash equivalents

     The Company accounts for investments under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of less than three months at the time of purchase to be cash equivalents. At September 30, 1999, cash equivalents consisted of commercial paper, money market accounts and United States government and agency securities.

(d)  Revenue Recognition

     The Company has adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, which became effective for fiscal years beginning after December 15, 1997, as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition", with Respect to Certain Transactions. Net revenue includes software license fees, services, software maintenance and royalty revenue. Revenue from software is recognized upon shipment of the product to customers, provided that there are no significant obligations remaining and collectibility of the receivable is probable. Revenue from software maintenance contracts is recognized ratably as it is earned over the term of the contract,

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


generally one year. Unearned software maintenance revenue is included in deferred revenue. In addition, deferred revenue includes certain advanced royalties and advanced billings under software development contracts for services not yet performed. Service revenue and royalty revenue are recognized as the service is performed and the royalty is earned or paid by the customer. Nonrefundable royalty revenue is recognized over the estimated period of the underlying customer commercial product shipments. The Company recognizes revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting based on the ratio of actual labor hours incurred to the total estimated hours for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident or estimatable.

(e)  Comprehensive Income

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income is equal to the net income for all periods presented.

(f)  Segment Reporting

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information which requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. To date, the Company views its operations and manages its business as principally one segment.

(g)  New Accounting Standards

     In June 1999, Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not believe the adoption of this accounting pronouncement will have a significant impact on its financial instruments.


3.   NET INCOME PER COMMON SHARE

     The Company has calculated net income per common share in accordance with SFAS No. 128, Earnings Per Share, which requires the Company to present both basic and diluted net income per share for all periods presented. Basic net income per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. In computing Diluted EPS, common equivalent shares are not considered dilutive in periods in which a net loss is reported because such common equivalent shares are antidilutive.


     The following table represents the shares used in the computation of basic and diluted weighted average common shares outstanding:

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                                                                 Three months ended September 30,
                                                                     1999             1998
                                                                     ----             ----
     Weighted average common shares outstanding.................. 11,640,415       12,085,752
     Incremental weighted average common shares issuable
       upon exercise of stock options outstanding..............    989,819          838,520
                                                                  __________       __________
     Diluted weighted average common shares outstanding.......... 12,630,234       12,924,272
                                                                  ==========       ==========

     Total antidilutive shares of 14,894 and 26,484 for the three months ended September 30, 1999 and 1998, respectively, have been excluded from the calculation of weighted average number of potentially diluted common shares outstanding.


4.   NOTE PAYABLE RELATED TO SEAPORT IMAGING

     In August of 1997, the Company acquired Seaport Imaging ("Seaport") for $2,450,000, which included direct acquisition costs of approximately $250,000. The Company paid $1,100,000 in cash at closing and the balance was evidenced by a promissory note payable over two years. As of September 30, 1999, the promissory note payable had been repaid in full.


5.   MERGER AND REORGANIZATION WITH OAK TECHNOLOGY, INC.

     On July 29, 1999, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Oak Technology, Inc.
("Oak"), and Vermont Acquisition Corporation, a wholly-owned subsidiary of Oak ("Merger Sub"), whereunder the Company will merge with and into Merger Sub and thus become a wholly-owned subsidiary of Oak (the "Merger"). Completion of the Merger is contingent upon Xionics' stockholders approving the Merger at a special meeting to be announced in a Joint Proxy Statement to be mailed to Xionics stockholders; Oak's stockholders approving the issuance of new shares of Oak common stock to be exchanged for Xionics common stock; and the satisfaction or waiver of other closing conditions contained in the Merger Agreement. Subject to satisfying these conditions, the merger is expected to close by January 2000. In the Merger, Xionics stockholders will receive $2.94 in cash and 0.8031 shares of Oak Common Stock for each share of Xionics Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS ABOUT FUTURE REVENUE AND FUTURE CASH FLOW. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN THE SECTION ENTITLED "FACTORS AFFECTING FUTURE RESULTS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED ON SEPTEMBER 13, 1999. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR UPDATE THEM TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q.


OVERVIEW

     Xionics Document Technologies, Inc. designs, develops and markets innovative software and silicon solutions for printing, scanning, copying, processing and transmitting digital documents to computer peripheral devices that perform document imaging functions. Such devices include printers, copiers, scanners and multifunction peripherals that perform a combination of these imaging functions. Net revenue includes software license fees, services, software maintenance and royalty revenue. Revenue from software is recognized upon shipment of the product to customers, provided that there are no significant obligations remaining and collectibility of the receivable is probable. Revenue from software maintenance contracts is recognized ratably as it is earned over the term of the contract, generally one year. Unearned software maintenance revenue is included in deferred revenue. In addition, deferred revenue includes certain advanced royalties and advanced billings under software development contracts for services not yet performed. Service revenue and royalty revenue are recognized as the service is performed and the royalty is earned or paid by the customer. Nonrefundable royalty revenue is recognized over the estimated period of the underlying customer commercial product shipments. The Company recognizes revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting based on the ratio of actual labor hours incurred to the total estimated hours for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident or estimatable.

     On July 29, 1999, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Oak Technology, Inc.
("Oak"), and Vermont Acquisition Corporation, a wholly-owned subsidiary of Oak ("Merger Sub"), whereunder the Company will merge with and into Merger Sub and thus become a wholly-owned subsidiary of Oak (the "Merger"). Completion of the Merger is contingent upon Xionics' stockholders approving the Merger at a special meeting to be announced in a Joint Proxy Statement to be mailed to Xionics stockholders; Oak's stockholders approving the issuance of new shares of Oak common stock to be exchanged for Xionics common stock; and the satisfaction or waiver of other closing conditions contained in the Merger Agreement. Subject to satisfying these conditions, the merger is expected to close by January 2000. In the Merger, Xionics stockholders will receive $2.94 in cash and 0.8031 shares of Oak Common Stock for each share of Xionics Common Stock owned.

RESULTS OF OPERATIONS

The following table summarizes the Company's consolidated operating results as a percentage of net revenue for each of the periods indicated.

                                                    Three months ended
                                                       September 30,

                                                  1999             1998

     Net revenue                                  100%             100%
     Cost of revenue                               31               31
                                                   --               --
          Gross profit                             69               69
     Operating expenses:
        Research and design                        32               46
        Selling, general and administrative        21               21
                                                   --               --
          Income from operations                   16                2
     Other income, net                              3                2
                                                   --               --
     Income before provision for income taxes      19                4
     Provision for income taxes                     3                -
                                                   --               --
          Net income                               16%               4%
                                                   ===              ===

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     Revenue totaled $9.0 million for the three months ended September 30, 1999, compared to $7.3 million for the three months ended September 30, 1998, an increase of $1.7 million or 24%. The growth in revenue is attributable to an increase in access fees and royalty revenue, which combined increased by 30% for the quarter ending September 30, 1999 as compared to the quarter ended September 30, 1998. The increase in access fees and royalty revenue was a result of an increased number of source code licenses and increased deployment of devices in which the Company's technology has been licensed. The access and royalty revenue was partially offset by a slight decrease in revenue from engineering services performed during the quarter.

     Gross profit for the three months ended September 30, 1999 increased 24% to $6.2 million from $5.0 million for the three months ended September 30, 1998. Gross profit remained constant at 69% for both the three months ended September 30, 1999 and 1998 and the increase in gross profit was primarily related to the increase in revenue.

     Research and development expenses consist primarily of personnel costs, costs of engineering contractors and outside consultants, engineering supplies, computer equipment depreciation and overhead costs, all of which are associated with development of the Company's IPS, MFP, driver software and color technologies. Research and development expenses decreased 14% to $2.9 million for the three months ended September 30, 1999 from $3.3 million for the three months ended September 30, 1998. The decline in engineering expense is due primarily to the completion of development projects that had required expenditures for outside consultants and contractors. Research and development expenses as a percentage of net revenue decreased to 32% for the three months ended September 30, 1999 as compared to 46% for the three months ended September 30, 1998.

     Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Selling, general and administrative expenses increased by $379,000 or 24% for the three months ended September 30, 1999 as compared to the same period in the prior year. The increase in selling, general and administrative expenses is a result of increased sales expense in Japan related to the revenue from Japanese customers. As a percentage of revenue, selling, general and administrative expenses remained constant at 21% for the three months ended September 30, 1999 and 1998.

     During the three month period ended September 30, 1999, net interest income and other income increased by $102,000, or 67%, compared to the three month period ended September 30, 1998. This increase resulted primarily from additional interest earned on the higher level of cash and cash equivalents balances maintained during the quarter.

     The Company recorded income tax provisions of $225,000 and $13,000 for the three months ended September 30, 1999 and September 30, 1998 respectively. The tax provision for the three months ended September 30, 1999 represents foreign and other taxes which do not benefit from the operating losses generated in prior fiscal years which are available to offset current income in the United States. The increase in the tax provision is attributable to higher level of revenue from foreign sources recognized in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had cash and cash equivalents of $24.4 million compared to $20.3 million at June 30, 1999. This increase is due to $5.0 million in cash generated from operating activities offset by purchases of property and equipment, capitalized merger costs and repayment of a note payable related to the Seaport acquisition.

     At present, the Company has available a $5.0 million working capital revolving line of credit and a $1.0 million term loan facility with a bank, both of which are secured by substantially all assets of the Company. The working capital line of credit terminates on December 1, 1999, although the Company expects the credit agreement to be extended beyond its expiration date. As of September 30, 1999, there were no outstanding borrowings under the working capital line of credit or term loan facility. Under the terms of the working capital and term loan facilities, the Company is prohibited from declaring or paying dividends on its Common Stock. It is possible that the Company may in the future use private or public sales of its securities as a source of liquidity.

     The Company believes that its existing cash and cash equivalent balances, together with cash provided by operations, $4.0 million contract receivable at September 30, 1999, which will be paid monthly through January 2000, and available borrowings under its loan facilities, will be sufficient to finance the Company's operations for at least the next 12 months. In July of 1999, the Company announced that it had entered into a definitive agreement to merge with a wholly-owned subsidiary of Oak Technology, Inc. See related footnote disclosure (Note 5) in Item 1. Consolidated Financial Statements.


FACTORS AFFECTING FUTURE RESULTS

     The Company believes that in the future its results of operations could be affected by various factors, such as dependency on a major customer, possible delays in the development and shipment of OEM devices containing the Company's products, competition from new as well as traditional competitors, its success in introducing and achieving market acceptance of its products, including its products for color printing and imaging, and its ongoing ability to manage its growth. The Company's future results are subject to numerous risks and uncertainties. Those discussed below are those which the Company believes to have the most current relevance. Readers are strongly encouraged to review all of the risk factors discussed in the Company's Annual Report on Form 10-K filed with the SEC on September 13, 1999.

     The Company is dependent on a single customer, Hewlett-Packard Company, for over half its revenue. For the fiscal year ended June 30, 1999, 66% of the Company's revenue was derived from various contracts with Hewlett-Packard. The Company expects Hewlett-Packard to remain a very substantial customer for the foreseeable future. Any significant disruption in the Company's relationship with Hewlett-Packard, whether as the result of competition, reduced outsourcing by Hewlett-Packard, or future unanticipated performance problems on the part of the Company, would therefore be likely to have a material adverse effect on the Company's future business, financial condition and results of operations.

     The Company's revenue derived from royalties on OEMs' devices incorporating the Company's software and hardware products depends on the timely development and introduction of those devices, and on the OEMs' success in marketing and selling them. The Company's OEM customers are continuously developing new models of devices that incorporate the Company's products which should yield a royalty stream to Xionics after the OEMs begin to sell them. Delays in development and shipment of these OEM devices (including delays caused by unforeseen technical complexity and/or other difficulties with implementing the Company's products in the devices), smaller-than-anticipated sales of the devices, failure of the market to accept such OEM devices, and/or unforeseen changes in OEM product plans, could cause the Company's future royalty revenue to differ significantly from current expectations.

     The Company's products and services continue to face serious competition from traditional sources such as Adobe Systems, Incorporated, the originator of the PostScript page description language with which the Company's PostScript-compatible language interpreter products compete, Electronics for Imaging, Inc., Peerless Systems Corporation and several other companies which provide outsourced imaging technology and engineering services to OEMs, and the OEMs' own internal engineering groups. Some of these sources of competition are considerably larger, with more resources than the Company. The Company has competed successfully for new and repeat business in recent quarters, but changes in strategy by its competitors, for example price reductions, new product introductions or new marketing/distribution methods, could make it more difficult for the Company to compete effectively, cause reduced market demand for the Company's products and/or render the Company's products obsolete. In addition, the Company believes that new competitors may attempt to enter the market for certain of the Company's products and services.

     Among other technological changes, embedded PDF and color capability are rapidly emerging as market requirements for printers and other imaging devices. Some of the Company's competitors have the capacity to supply these solutions, and some of their solutions are well received in the marketplace. The Company faces the challenges of competing with products that require greater color capability and image complexity including web-based documents, and to work with higher performing devices in networked environments. Any significant inability to meet these challenges could cause future results of operations to differ materially from current expectations.

     The Company also faces the ongoing task of managing its growth and executing its business plan. This entails, among other things, refreshing its product lines, performing under its customer contracts, attracting, retaining and motivating its employees, particularly in light of the pending merger with Oak, and establishing processes and infrastructure to help it manage its business more effectively. This also entails operating under overall business and economic conditions which may be beyond the Company's control, including business and economic conditions in Asia. If the Company were to encounter significant difficulties in any one or more of these areas, its future operating results could differ materially from current expectations.

     The Year 2000. Many computer programs written during approximately the past 20 years use two digits rather than four to identify a calendar year. Such programs could recognize a date represented as "00" as the year 1900 rather than the year 2000 when performing date-sensitive operations. This in turn could cause the programs to generate erroneous data or fail when called upon to perform date-sensitive operations using the year 2000 or subsequent years. Xionics' IPS/2000 products generally do not have date and time dependent functions. To the extent that any ancillary functions contain date operators, 4-digit representations of year dates are used. The Company believes its current products do not require modification in order to function correctly in and after the year 2000 based upon the assumption that all other products used in combination with Xionics' products (i.e. software, hardware, firmware) properly exchange date data with Xionics' products. Xionics has reviewed certain critical software systems which it uses in its business operations for Year 2000 compliance, and is in the process of investigating whether other critical software systems which it uses in its business operations are Year 2000 compliant, and based upon the information received by Xionics to date, Xionics believes that most of such software systems will continue to function in the manner intended without material interruption of service or other difficulty resulting from the Year 2000 issue. Xionics is in the process of identifying alternative systems for those critical software systems which are known to have problems related to the Year 2000 issue. The Year 2000 issue creates risk for the Company from undetected, unknown, and/or unforeseen problems (including failure of systems, equipment, software, firmware and/or devices to operate properly with regard to dates in the year 2000 and after) in its own products, in its internally used third party equipment and software, as well as third-party customer and other vendor services and software, firmware and devices in or with which Xionics' products are incorporated or used. Furthermore, existing customers or potential customers may have reduced funds available to purchase products and services such as those offered by the Company as companies expend significant resources to correct their current systems for Year 2000 compliance. Any such undetected, unknown and/or unforeseen problems which results in the Company incurring unanticipated expenses related to correcting such problem and/or working with third parties to remedy such problems, and/or any such reduced spending by existing or potential customers, could have a material adverse effect on the Company's business, financial condition and results of operations. Since the Company licenses and provides services relating to embedded software and firmware, the Company may become involved in investigations or allegations regarding Year 2000 issues based on, among other things, third party software or hardware products used with the Xionics' product which third party software or hardware products are not Year 2000 compliant or which, when used together with Xionics' products, are not Year 2000 compliant. For instance, Xionics' IPS/2000 fax software module is portable to various hardware platforms. Provided that the underlying third-party hardware clock used with Xionics' IPS/2000 fax software provides sufficient control to allow Xionics' IPS/2000 fax software to correctly detect and/or set proper calendar values (i.e. leap year, centuries, decades, etc.), Xionics' IPS/2000 fax software is expected to perform properly in the Year 2000. However, if the underlying third-party hardware clock does not work as anticipated, Xionics' IPS/2000 fax software may not perform properly in the Year 2000. Due to the unprecedented nature of the potential litigation related to the Year 2000 readiness discussed in the industry and popular press, the most likely worst case scenario is that the Company could be subject to litigation related to the Year 2000 issue. It is uncertain whether or to what extent the Company may be affected by such litigation. The Company is in the process of contacting its critical customers, suppliers, financial institutions and development partners to obtain assurances that their operations and the products and services they provide to the Company are Year 2000 compliant. The Company plans to rely on these assurances, and does not plan to perform testing or obtain other independent confirmation of such third-party's statements. Accordingly, the Company may discover additional Year 2000 related problems, may not be able to develop or implement contingency plans in a timely manner, or may find the costs of these activities to be material, in the event these assurances are not obtained, are not obtained in a timely manner or are not accurate, any or all of which could have a material adverse effect on the Company's business, financial condition or results of operations. While the Company's evaluation of the Year 2000 issue as it relates to the Company's business operations is on-going, the Company does not currently anticipate any material exposure arising from Year 2000 issues relating to its own products and services, nor does the Company currently believe that it has material exposure arising from Year 2000 issues generally. As such, the Company has not established, nor does it currently intend to establish, a Year 2000 contingency plan. However, the Company or third parties on which the Company relies for services, products or payments may be unable to produce reliable information or process routine transactions, or may be otherwise incapable of conducting critical business activities, which could include manufacturing and shipping products, invoicing customers and paying vendors, in the event of significant Year 2000 related failures, whether in the Company's products or in the products or services provided by third parties to the Company, in the event of failure of a third party's internal operations or products, or in the event of widespread economic and/or financial market disruption. In the case of any such events, the business, financial condition and results of operations of the Company could be materially adversely affected. The Company has not to date spent a material amount on Year 2000 expenditures and does not currently anticipate that any further expenditures will be material to its business, financial condition or results of operations in any given year. The Company will reevaluate the need for a contingency plan, and the potential for related expenditures, from time to time.


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

Primary Market Risk Exposures. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. Substantially all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions, whereas the Company's operating expenses in Japan and Germany are denominated in local currency. The Company has no foreign exchange contracts, option contracts or other foreign hedging arrangements. Additionally, the Company believes that the operating expenses of its foreign operations are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on the Company's business, results of operations or financial condition.


                           PART II-OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 1999, the Company sold 149,363 shares of unregistered common stock in reliance on exemptions available under Securities and Exchange Commission Rule 701, pursuant to the exercise of employee stock options granted under the Company's 1993, 1995 and 1996 Stock Option Plans (the "Plans") prior to the effectiveness of the Company's registration statement on Form S-1, declared effective September 24, 1996. The average exercise price for the shares was $0.7977, and the total consideration received by the Company for the sale of such stock was $90,400.30. Use of proceeds is as disclosed in the Company's Annual Report on Form 10-K filed with the Commission on September 13, 1999.


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


                                      XIONICS DOCUMENT TECHNOLOGIES, INC.


NAME                                 TITLE                         DATE

  /s/Peter J. Simone        President and Chief Executive     November 12, 1999
--------------------------  Officer
         PETER J. SIMONE



  /s/Robert L. Lentz        Senior Vice President and Chief   November 12, 1999
--------------------------  Financial Officer
          ROBERT L. LENTZ