Form 10-K/A
period 1999-06-30
XIONICS DOCUMENT TECHNOLOGIES INC
filed 1999-12-09
CIK 1014586

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A. [ ]


     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 3, 1999, was $86,377,621 based on the last sale price as reported by The Nasdaq Stock Market.

     As of September 3, 1999, there were 12,977,407 shares of the registrant's common stock issued and 11,732,463 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   BUSINESS....................................................    2
ITEM 2.   PROPERTIES..................................................    7
ITEM 3.   LEGAL PROCEEDINGS...........................................    8
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    8

                                  PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED               9
          STOCKHOLDER MATTERS.........................................
ITEM 6.   SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA..............   10
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    11
          AND RESULTS OF OPERATIONS...................................
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET          20
          RISK........................................................
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   20
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING    20
          AND FINANCIAL DISCLOSURE....................................

                                  PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS............................   21
ITEM 11.  EXECUTIVE COMPENSATION......................................   23
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND            30
          MANAGEMENT..................................................
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   31

                                  PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM     32
          8-K.........................................................
SIGNATURES............................................................   35
SUMMARY OF TRADEMARKS.................................................   36
FINANCIAL STATEMENTS..................................................  F-1

                                     PART I


     IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- FACTORS AFFECTING FUTURE RESULTS". READERS SHOULD CAREFULLY REVIEW THESE RISKS AND THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED IN THE COMPANY'S FISCAL YEAR 2000. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K/A. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR UPDATE THEM TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-K/A.


ITEM 1.  BUSINESS

BUSINESS OVERVIEW


     Xionics Document Technologies, Inc. ("Xionics" or the "Company") is a provider of digital page processing software and technology for the office market, enabling users to print, scan, copy, process and transmit documents to computer peripheral devices that perform document imaging functions. Such devices include printers, copiers, scanners, and fax machines, as well as multifunction peripherals ("MFPs") that perform a combination of these imaging functions. The Company offers integrated, modular embedded software products, along with firmware and silicon technology products, intended to provide the performance, output quality and network connectivity required for today's office market. The Company also offers complementary personal computer software products, in particular printer drivers. Xionics provides standards-based technology around which its customers, original equipment manufacturers ("OEMs") of peripheral devices, can design and develop differentiated products. Xionics' technology and expertise is packaged as a range of products and services, from licenses of core source code to complete turnkey controller solutions, all designed to help OEMs get their devices to market quickly and cost-effectively. A controller is a printed circuit board inside the printer that contains all of the processing components, circuitry and firmware necessary to enable the printer to convert data received from a user's personal computer into marks on the printed page. Xionics markets its solutions directly to OEMs such as Hewlett-Packard, IBM, QMS, Ricoh, Samsung, GCC, Seiko Epson, Sharp and Xerox.


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

ITEM 3.  LEGAL PROCEEDINGS


     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report on Form 10-K/A, the Company is not a party to any legal proceedings the outcome of which, in the opinion of management, is likely to have a material adverse effect on the Company's business, results of operations or financial condition, either individually or in the aggregate.


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

ITEM 6.  SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA


     The selected condensed consolidated financial data set forth below with respect to the balance sheet data at June 30, 1999 and June 30, 1998 and the statements of operations data for each of the three years in the period ended June 30, 1999, have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K/A that have been audited by Arthur Andersen LLP, independent public accountants, as indicated by their report thereon contained elsewhere herein. The balance sheet data as of June 30, 1997, June 30, 1996 and June 30, 1995 has been derived from consolidated financial statements of the Company not included in this Form 10-K/A that have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K/A.



                                                                 FISCAL YEAR ENDED JUNE 30,
                                                    ----------------------------------------------------
                                                     1999        1998       1997       1996       1995
                                                    -------    --------    -------    -------    -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenue.......................................  $31,403    $ 29,101    $29,179    $13,172    $ 4,758
Cost of revenue...................................    9,747      11,255      3,649      1,289        594
                                                    -------    --------    -------    -------    -------
      Gross profit................................   21,656      17,846     25,530     11,883      4,164
Operating expenses:
  Research and development........................   12,198      15,544     13,428      8,125      3,834
  Selling, general and administrative.............    7,104       6,996      7,144      5,720      3,311
  Unusual charges.................................       --       6,690         --         --         --
  Charge for purchased research and development...       --          --      5,400         --      3,492
                                                    -------    --------    -------    -------    -------
  Income (loss) from continuing operations........    2,354     (11,384)      (442)    (1,962)    (6,472)
Interest and other income (expense), net..........      753         843        853       (119)      (292)
                                                    -------    --------    -------    -------    -------
    Income (loss) from continuing operations
      before provision for income taxes...........    3,107     (10,541)       411     (2,081)    (6,764)
Provision for income taxes........................      290         272        346         --         --
                                                    -------    --------    -------    -------    -------
    Income (loss) from continuing operations......    2,817     (10,813)        65     (2,081)    (6,764)
    Income (loss) from discontinued operations,
      net of income taxes.........................       --      (5,439)       787        548        739
                                                    -------    --------    -------    -------    -------
    Net income (loss).............................  $ 2,817    $(16,252)   $   852    $(1,533)   $(6,025)
                                                    =======    ========    =======    =======    =======
Income (loss) from continuing operations per
  share:
  Basic...........................................  $  0.23    $  (0.91)   $  0.01    $ (1.37)   $ (5.10)
                                                    -------    --------    -------    -------    -------
  Diluted.........................................  $  0.22    $  (0.91)   $  0.01    $ (1.37)   $ (5.10)
                                                    =======    ========    =======    =======    =======
Income (loss) from discontinued operations per
  share:
  Basic...........................................  $    --    $  (0.46)   $  0.08    $  0.36    $  0.56
                                                    =======    ========    =======    =======    =======
  Diluted.........................................  $    --    $  (0.46)   $  0.07    $  0.36    $  0.56
                                                    =======    ========    =======    =======    =======
Net income (loss) per share:
  Basic...........................................  $  0.23    $  (1.37)   $  0.09    $ (1.01)   $ (4.54)
                                                    =======    ========    =======    =======    =======
  Diluted.........................................  $  0.22    $  (1.37)   $  0.07    $ (1.01)   $ (4.54)
                                                    =======    ========    =======    =======    =======
Weighted average number of shares outstanding:
  Basic...........................................   12,279      11,831      9,949      1,518      1,327
                                                    =======    ========    =======    =======    =======
  Diluted.........................................   12,815      11,831     12,081      1,518      1,327
                                                    =======    ========    =======    =======    =======


                                                                          JUNE 30,
                                                    ----------------------------------------------------
                                                     1999        1998       1997       1996       1995
                                                    -------    --------    -------    -------    -------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................  $20,318    $ 15,243    $20,844    $ 2,116    $ 1,226
Working capital (deficit).........................   15,361      15,766     26,872    (28,343)    (2,365)
Total assets......................................   34,713      33,933     42,297      9,110      6,888
Long-term debt, net of current maturities.........       --         575         --      2,658      4,849
Redeemable preferred stock........................       --          --         --      8,231      2,276
Stockholders' equity (deficit)....................   19,057      19,519     35,278     (6,570)    (5,377)

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


     In June 1998, the Company announced a restructuring of its operations to position the Company to return to profitability resulting in unusual charges, including amounts in discontinued operations, totaling approxi-mately $8.2 million. As part of the restructuring, the Company included as an additional cost of revenue a $2.7 million charge representing certain costs under contracts with Ricoh Company, Ltd., including the estimated future costs to complete the development of an MFP. In addition to the restructuring, the Company had announced its intent to sell the Company's Digital Document Products Division ("DDPD"), which sold print and scan image accelerator products. DDPD also included the assets of Seaport Imaging ("Seaport"), which was acquired in August 1997 for $2.5 million, including direct acquisition costs, of which $1.1 million was paid at closing and $1.1 million in promissory notes payable over two years. The sale of DDPD had been accounted for as discontinued operations resulting in a loss of $5.4 million, including the loss on the sale and the loss from discontinued operations. All comparative financial information herein has been restated to reflect this accounting treatment. On August 12, 1998, the Company announced the sale of substantially all of the assets of DDPD for consideration consisting of future royalties on GGX's sales of products purchased in the transaction, if any, through September 2001 or until such royalties reach an aggregate of $2.2 million; assumption of certain liabilities; and promissory notes totaling $1.28 million payable in 1999 and 2000, subject to collection of accounts receivable sold in the transaction. At June 30, 1999, the Company has not received any material proceeds from the sale and has recorded no estimated proceeds from the disposition due to the significant uncertainty of realizing any proceeds from the sale of the DDPD business. If material proceeds are collected in the future, the Company will record them as income from discontinued operations in the period received. The Company has recently agreed to extend the dates on which certain payments from GGX are due and has received a security interest in certain of the assets sold to GGX.


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


                                                               FISCAL YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Net revenue.................................................   100.0%     100.0%     100.0%
Cost of revenue.............................................    31.0       38.7       12.5
                                                               -----      -----      -----
Gross profit................................................    69.0       61.3       87.5
Operating expenses:
  Research and development..................................    38.9       53.4       46.0
  Selling, general and administrative.......................    22.6       24.0       24.5
  Unusual charges...........................................      --       23.0         --
  Charge for purchased research and development.............      --         --       18.5
                                                               -----      -----      -----
Income (loss) from continuing operations....................     7.5      (39.1)      (1.5)
Interest and other income (expense), net....................     2.4        2.9        2.9
                                                               -----      -----      -----
Income (loss) from continuing operations before provision
  for income taxes..........................................     9.9      (36.2)       1.4
Provision for income taxes..................................     0.9        0.9        1.2
                                                               -----      -----      -----
Income (loss) from continuing operations....................     9.0      (37.1)       0.2
Income (loss) from discontinued operations, net of taxes....      --      (18.7)       2.7
                                                               -----      -----      -----
Net income (loss)...........................................     9.0%     (55.8)%      2.9%
                                                               =====      =====      =====


FISCAL YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998


     Revenue. Revenue totaled $31.4 million in fiscal 1999, compared to $29.1 million in fiscal 1998, an increase of $2.3 million or 7.9%. The increase primarily resulted from higher engineering services fees, which related to development and porting of languages and the development and customization of driver software, which increased to 50.1% of net revenue in fiscal 1999 compared to 17.0% in fiscal 1998. The increase in engineering service fees is primarily due to revenue recognized under the 1998 HP Agreement and the Driver Agreements, offset by a decrease in revenue from the 1996 HP Agreement, which represented approximately 28.9% of fiscal 1999 net revenue compared to approximately 49.9% in fiscal 1998. Revenue from the sale and customization of driver software increased to approximately 17.0% of net revenue in fiscal 1999 compared to 5.2% in fiscal 1998. Hewlett-Packard represented 66.3% of net revenue in fiscal 1999 compared to 53.3% in fiscal 1998. Also offsetting the increase in net revenue was the decrease in net revenue from the sale of controller boards, which contributed virtually no revenue for fiscal 1999 compared to 14.8% in fiscal 1998. The Company concluded at the end of fiscal 1998 that the sale of controller boards was not consistent with the Company's strategy of providing software to the printer/MFP market. As a result, beginning in fiscal 1999, the Company ceased selling controller boards. Excluding the controller board revenue, the year over year increase in revenue is 26.4%.



     Gross Profit. Gross profit increased 21.4% to $21.7 million for the fiscal year ended 1999, from $17.8 million for the fiscal year ended 1998. Gross margin as a percentage of net revenue increased to 69.0% for the fiscal year ended 1999 compared to 61.3% for the fiscal year ended 1998. The increase is attributable to the inclusion in fiscal 1998 of additional cost of revenue of $2.7 million related to losses on certain contracts with Ricoh. The components of the $2.7 million related to future costs, primarily engineering cost, the cost of utilizing consultants and temporary contractors and the cost of the XipChip and board redesign. These additional costs were recognized in fiscal 1998 at the time that the Company determined there was a loss on these contracts. Excluding the additional cost of revenue related to these loss contracts, gross profit for fiscal 1998 would have been approximately 70.8%. The decrease in gross margin, excluding the $2.7 million of additional cost of revenue discussed above, as a percentage of revenue was attributable to: 1) a higher proportion of revenue generated from lower margin unusual engineering services fees; 2) a decline in higher margin royalty revenue; offset by 3) the decline in the sale of controller boards which historically contributed very little gross margin.


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


     Unusual Charges. The Company recognized unusual operating charges in 1998 of $6.7 million related to a write-down of certain intangible assets which were deemed to have no future value, a provision for severance payments related to a workforce reduction, management restructuring and a provision for lease expense on excess facilities. If the intangible assets had not become impaired during fiscal 1998 and the Company had been able to generate revenue in the future based on this technology, the Company would have incurred amortization expenses of approximately $2.0 million in 1999, $400,000 in 2000, and $70,000 per year through fiscal 2003.


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


     Gross Profit. Gross profit declined to $17.8 million, or 61.3% of revenue, in 1998 versus $25.5 million, or 87.5% of revenue, in 1997. The decline in gross profit was primarily attributable to two factors. The first was the inclusion in 1998 of additional cost of revenue of $2.7 million related to losses on certain contracts with Ricoh. The components of the $2.7 million related to future costs, primarily engineering costs, the cost of utilizing consultants and temporary contractors and the cost of the XipChip and board redesign. These additional costs were recognized in fiscal 1998 at the time that the Company determined there was a loss on these contracts. Excluding the additional cost of revenue related to these loss contracts, gross profit would have been approximately 70.8% versus 87.5% for the prior year. The second factor was the inclusion in fiscal 1998 revenue of manufactured boards and customer sponsored engineering services contracted to third parties which carry very little gross margin. It is the intent of the Company to structure these activities such that they will not be included in revenue or cost of revenue in future periods.


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


     Unusual Charges. The Company recognized unusual operating charges in 1998 of $6.7 million related to a write-down of intangible assets which were deemed to have no future value, a provision for severance payments related to a workforce reduction, management restructuring and a provision for lease expense on excess facilities. If the intangible assets had not become impaired during fiscal 1998 and the Company had been able to generate revenue in the future based on this technology, the Company would have incurred amortization expenses of approximately $2.0 million in 1999, $400,000 in 2000, and $70,000 per year through fiscal 2003.



     Charge for Purchased Research and Development. The charge in fiscal 1997 for purchased research and development represents the February 21, 1997 acquisition of GCA Gesellschaft fur Computer-Anwendung mbH ("GCA"), Freiberg/Neckar, Germany, a leading developer of printer drivers for the worldwide multifunction and printer peripheral market (the "GCA acquisition"). The Company acquired all of the outstanding shares of GCA in a $5.0 million cash transaction through its wholly-owned subsidiary Xionics Document Technologies GmbH, Dortmund, Germany. The GCA acquisition resulted in a charge of $5.4 million for purchased in-process research and development costs. This amount represents the value of acquired in-process research and development projects. The technology acquired in the GCA acquisition has required substantial additional development by the Company. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      XIONICS DOCUMENT TECHNOLOGIES, INC.

                                                              NUMBER
                                                              ------
    INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS:
Report of Independent Public Accountants....................   F-1
Consolidated Balance Sheets as of June 30, 1999 and 1998....   F-2
Consolidated Statements of Operations for the Fiscal Years
  Ended June 30, 1999, 1998
  and 1997..................................................   F-3
Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity (Deficit) for the Fiscal Years Ended
  June 30, 1999, 1998 and 1997..............................   F-4
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended June 30, 1999, 1998
  and 1997..................................................   F-7
Notes to Consolidated Financial Statements..................   F-8

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


     Mr. D'Amore has served as a Director of the Company since June 1993. Mr. D'Amore has been a general partner of North Bridge Venture Partners since 1994 and of Hambro International Venture Fund II, L.P. since 1982, both venture capital investing firms. Mr. D'Amore is also a director of Solectron Corporation and Veeco Instruments, Inc.


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

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                                                             -------------
                                                                                               NUMBER OF
                                                                                             SHARES UNDER-
                                                                            OTHER ANNUAL     LYING OPTIONS
NAME AND PRINCIPAL POSITION            FISCAL YEAR   SALARY(1)    BONUS    COMPENSATION(2)   GRANTED(#)(3)
---------------------------            -----------   ---------   -------   ---------------   -------------
Peter J. Simone......................     1999       $240,000    $77,900       $9,422           135,000
President and Chief Executive Officer     1998       $219,000    $    --       $4,695           225,000(4)
                                          1997       $ 52,500    $ 9,900       $   --           250,000(5)
Rosemary E. Grande...................     1999       $180,000    $53,000       $2,672            55,000
  Chief Operating Officer                 1998       $167,000    $    --       $8,388            87,500(4)
                                          1997       $152,500    $20,000       $2,150            30,000(5)
Robert L. Lentz(7)...................     1999       $160,000    $39,000       $3,418            75,000
  Senior Vice President -- Finance
     and                                  1998       $ 33,000    $    --       $  676           125,000
  Administration, Chief Financial
  Officer and Treasurer

Former Executive Officers:
Frank P. Monaco(8)...................     1999       $156,000    $43,600       $2,672            10,000
  Senior Vice President -- Research
     and                                  1998       $139,000    $    --       $9,284            67,000(4)
  Development and Chief Technical         1997       $130,000    $15,500       $1,650            30,000(5)
  Officer
Brian F. Fitzgerald(9)...............     1999       $152,000    $ 6,000       $3,774                --
  Vice President -- Engineering           1998       $ 89,000    $    --       $2,022            80,000
Edward B. Mallen(10).................     1999       $167,000    $ 8,250       $  975            15,000
  Executive Vice President -- Sales
     and                                  1998       $169,000    $    --       $6,046            86,563(4)
  Marketing                               1997       $145,000    $22,250       $2,250            50,000(6)

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

                                [GRAPH OMITTED]

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


                                                              SHARES BENEFICIALLY
                                                                  OWNED(1)(2)
                                                              --------------------
NAME AND ADDRESS**                                             NUMBER      PERCENT
------------------                                            ---------    -------
Peter J. Simone(3)..........................................    209,885      1.8%
Robert L. Lentz(3)..........................................     95,259        *%
Rosemary E. Grande..........................................    103,981        *%
Richard A. D'Amore(4).......................................    141,449      1.2%
Paul R. Low.................................................     42,750        *%
David R. Skok...............................................    583,324      5.0%
Thomas A. St. Germain.......................................     14,000        *%
Hambro International Venture Fund II
  650 Madison Avenue
  New York, NY 10022(5).....................................    781,977      6.7%
Massachusetts Financial Services Company
  500 Boylston Street
  Boston, MA 02116-3741(6)..................................    759,847      6.5%
All directors and executive officers as a group (7
  persons)..................................................  1,190,648     10.1%


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

(2) The number of shares of Common Stock outstanding on September 3, 1999 was 11,732,463.


(3) Does not include options which may become exercisable under certain circumstances in the event of a change in control of the Company. Further details are available in the Section entitled "Employment Agreements, Termination of Employment and Change-in-Control Arrangements" under Item 11 of Part II of this Form 10-K/A.



(4) Does not include 781,977 shares held by Hambro International Venture Fund II, L.P. Mr. D'Amore is a general partner of Hambro International Venture Fund II, L.P. and as such may be deemed to beneficially own all such shares. Mr. D'Amore disclaims beneficial ownership of all such shares held by Hambro International Venture Fund II, L.P.



(5) Ownership information for Hambro International Venture Fund II, L.P. is current as of August 10, 1999. According to the amended Form 13G (the "Amended Hambro 13G") filed by Hambro International Venture Fund II, L.P. ("Hambro") on July 1, 1999, Hambro is the owner of record of 781,977 shares of

    Xionics common stock and, in connection therewith, has voting power over all of these shares. The general partners of Hambro are HIV-GEN Incorporated, Charles L. Dimmler, III, Edwin A. Goodman, Arthur C. Spinner, William J. Geary, Alexander R. Hambro and Richard A. D'Amore (together, the "General Partners"). As General Partners of Hambro, each of the General Partners may be deemed to be the beneficial owner of, and possess shared voting power with respect to, the 781,977 shares of Xionics common stock held by Hambro. In addition, certain of the General Partners are also the owners of record of, and have sole voting power with respect to, additional shares of Xionics common stock in the following amounts: Mr. Dimmler--3,804 shares, Mr. Goodman--35,619 shares, Mr. Geary--9,834 shares, Mr. Hambro--3,000 shares and Mr. D'Amore--141,449 shares. As a result of the fact that these General Partners are the owners of record of additional shares of Xionics common stock, Hambro and the other General Partners may be deemed to beneficially own, and possess shared voting power with respect to, all of the additional shares held by these General Partners as well.



(6) According to the amended Form 13G (the "MFS 13G") filed by Massachusetts Financial Services Company ("MFS") on February 11, 1999, MFS beneficially owns 759,847 shares of Xionics common stock, for which MFS exercises sole voting power over 733,747 of such shares.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


Item 14(a)     The following documents are filed as part of this Annual
               Report on Form 10-K/A.
Item 14(a)(1)  See "Index to Consolidated Financial Statements and
               Supplementary Data" at Item 8. of this Annual Report on Form
               10-K/A.
Item 14(a)(2)  Financial Statement Schedule Included in Part IV of this
               Annual Report on Form 10-K/A. Schedule II -- Valuation and
               Qualifying Accounts. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

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

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.23*    Third Loan Modification Agreement dated February 12, 1999
          between the Company and Fleet National Bank
10.24*    Amendment No. 1 to Employment Agreement dated November 1998 between the Company and Peter J. Simone
10.25*    Amendment No. 2 to Employment Agreement dated December 1998 between the Company and Peter J. Simone
10.26*    Letter Agreement dated June 15, 1999 between the Company and
          Phoenix Technologies, Ltd.
10.27*    Amendment to Rights Agreement dated July 29, 1999 between
          the Company and BankBoston, N.A.
23.1      Consent of Arthur Andersen LLP. Filed herewith
27.1      Financial Data Schedule. Filed herewith

---------------

* Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed on September 13, 1999.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, Commonwealth of Massachusetts, on this 8th day of December 1999.

                                          XIONICS DOCUMENT TECHNOLOGIES, INC.

                                          By:      /s/ PETER J. SIMONE
                                            ------------------------------------
                                                      PETER J. SIMONE
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                        AND DIRECTOR

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                     SIGNATURE                                  TITLE                      DATE
                     ---------                                  -----                      ----
                /s/ PETER J. SIMONE                  President, Chief Executive      December 8, 1999
---------------------------------------------------  Officer, and Director
                  PETER J. SIMONE                    (principal executive
                                                     officer)

                  /s/ PAUL R. LOW                    Chairman of the Board of        December 8, 1999
---------------------------------------------------  Directors
                    PAUL R. LOW

              /s/ RICHARD A. D'AMORE                 Director                        December 8, 1999
---------------------------------------------------
                RICHARD A. D'AMORE

                 /s/ DAVID R. SKOK                   Director                        December 8, 1999
---------------------------------------------------
                   DAVID R. SKOK

             /s/ THOMAS A. ST. GERMAIN               Director                        December 8, 1999
---------------------------------------------------
               THOMAS A. ST. GERMAIN

                /s/ ROBERT L. LENTZ                  Senior Vice President --        December 8, 1999
---------------------------------------------------  Finance and Administration,
                  ROBERT L. LENTZ                    Chief Financial Officer, and
                                                     Treasurer (principal
                                                     financial and accounting
                                                     officer)

                             SUMMARY OF TRADEMARKS


     The following trademarks of Xionics Document Technologies, Inc., which may be registered in certain jurisdictions, are referenced in this Form 10-K/A:


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

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
July 22, 1999, (except with respect to the matter discussed in Note 1, as to which the date is July 29, 1999)

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 20,317,617    $ 15,243,438
  Accounts receivable, less reserves of approximately
     $56,000 at June 30, 1999 and 1998......................     3,692,426       3,953,722
  Contract receivable.......................................     7,000,000       9,927,416
  Prepaid expenses and other current assets.................         6,745         480,802
                                                              ------------    ------------
          Total current assets..............................    31,016,788      29,605,378
                                                              ------------    ------------
PROPERTY AND EQUIPMENT, NET.................................     2,028,473       2,575,141
DEFERRED TAX ASSET..........................................     1,030,000       1,030,000
OTHER ASSETS................................................       638,000         722,607
                                                              ------------    ------------
                                                              $ 34,713,261    $ 33,933,126
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current portion............................  $    575,000    $    527,631
  Accounts payable..........................................       888,665       2,184,184
  Accrued expenses..........................................     8,605,720       9,030,835
  Deferred revenue..........................................     5,586,750       2,096,531
                                                              ------------    ------------
          Total current liabilities.........................    15,656,135      13,839,181
                                                              ------------    ------------
NOTES PAYABLE, NET OF CURRENT PORTION.......................            --         575,000
COMMITMENTS (Notes 6 and 9)
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; Authorized -- 40,000,000
     shares Issued -- 12,726,936 shares at June 30, 1999 and
     12,261,438 at June 30, 1998 Outstanding -- 11,481,992
     shares at June 30, 1999 and 12,037,375 at June 30,
     1998...................................................       127,269         122,614
  Additional paid-in capital................................    46,976,183      46,303,791
  Accumulated deficit.......................................   (23,939,166)    (26,756,214)
  Treasury stock, at cost -- 1,244,944 shares of common
     stock at June 30, 1999 and 224,063 shares of common
     stock at June 30, 1998.................................    (4,107,160)       (151,246)
                                                              ------------    ------------
          Total stockholders' equity........................    19,057,126      19,518,945
                                                              ------------    ------------
                                                              $ 34,713,261    $ 33,933,126
                                                              ============    ============

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            FOR THE YEARS ENDED JUNE 30,
                                                     ------------------------------------------
                                                        1999            1998           1997
                                                     -----------    ------------    -----------
Net revenue........................................  $31,403,383    $ 29,101,136    $29,179,466
Cost of revenue....................................    9,747,074      11,254,991      3,649,188
                                                     -----------    ------------    -----------
  Gross profit.....................................   21,656,309      17,846,145     25,530,278
Operating expenses:
  Research and development.........................   12,197,907      15,544,150     13,428,466
  Selling, general and administrative..............    7,103,998       6,996,031      7,144,055
  Unusual charges..................................           --       6,690,053             --
  Charge for purchased research and development....           --              --      5,400,000
                                                     -----------    ------------    -----------
                                                      19,301,905      29,230,234     25,972,521
                                                     -----------    ------------    -----------
     Income (loss) from continuing operations......    2,354,404     (11,384,089)      (442,243)
Interest and other income (expense):
  Interest income..................................      768,348         870,715        956,402
  Interest expense.................................       (3,350)         (1,567)       (95,462)
  Other expense....................................      (12,380)        (25,783)        (8,001)
                                                     -----------    ------------    -----------
                                                         752,618         843,365        852,939
                                                     -----------    ------------    -----------
Income (loss) from continuing operations before
  provision for income taxes.......................    3,107,022     (10,540,724)       410,696
  Provision for income taxes.......................      289,974         272,374        345,500
                                                     -----------    ------------    -----------
Net income (loss) from continuing operations.......    2,817,048     (10,813,098)        65,196
Discontinued operations (Note 2)
  Income (loss) from discontinued operations of
     DDPD (net of provision for income taxes of
     approximately $0, $0 and $398,000,
     respectively).................................           --      (3,182,447)       787,153
  Loss on sale of discontinued operations..........           --      (2,255,988)            --
                                                     -----------    ------------    -----------
Net income (loss)..................................  $ 2,817,048    $(16,251,533)   $   852,349
                                                     ===========    ============    ===========
Income (loss) from continuing operations per share
  Basic............................................  $      0.23    $      (0.91)   $      0.01
                                                     ===========    ============    ===========
  Diluted..........................................  $      0.22    $      (0.91)   $      0.01
                                                     ===========    ============    ===========
Income (loss) from discontinued operations per
  share
  Basic............................................  $        --    $      (0.46)   $      0.08
                                                     ===========    ============    ===========
  Diluted..........................................  $        --    $      (0.46)   $      0.07
                                                     ===========    ============    ===========
Net income (loss) per share
  Basic............................................  $      0.23    $      (1.37)   $      0.09
                                                     ===========    ============    ===========
  Diluted..........................................  $      0.22    $      (1.37)   $      0.07
                                                     ===========    ============    ===========
Weighted average number of shares outstanding
  Basic............................................   12,279,266      11,830,541      9,948,607
                                                     ===========    ============    ===========
  Diluted..........................................   12,815,248      11,830,541     12,080,987
                                                     ===========    ============    ===========

              XIONICS DOCUMENT TECHNOLOGIES INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 CLASS C REDEEMABLE
                                                                     CONVERTIBLE
                                                              -------------------------
                                                              NUMBER OF     LIQUIDATION
                                                                SHARES         VALUE
                                                              ----------    -----------
BALANCE, JUNE 30, 1996......................................   2,698,938    $ 8,231,410
Exercise of stock options...................................          --             --
  Exercise of stock options, issued from treasury...........          --             --
  Issuance of Common Stock under Employee Stock Purchase
     Plan (ESPP)............................................          --             --
  Tax benefit from exercise of incentive stock options......          --             --
  Conversion of Preferred Stock to Common Stock.............  (2,698,938)    (8,231,410)
  Issuance of Common Stock from initial public offering, net
     of issuance costs of $926,439..........................          --             --
  Net income................................................          --             --
                                                              ----------    -----------
BALANCE, JUNE 30, 1997......................................          --             --
  Exercise of stock options.................................          --             --
  Issuance of Common Stock under Employee Stock Purchase
     Plan (ESPP)............................................          --             --
  Tax benefit from exercise of incentive stock options......          --             --
  Net loss..................................................          --             --
                                                              ----------    -----------
BALANCE, JUNE 30, 1998......................................          --             --
  Exercise of stock options.................................          --             --
  Issuance of Common Stock under Employee Stock Purchase
     Plan (ESPP)............................................          --             --
  Noncash compensation charge...............................          --             --
  Repurchase of Common Stock................................          --             --
  Net income................................................          --             --
                                                              ----------    -----------
BALANCE, JUNE 30, 1999......................................          --    $        --
                                                              ==========    ===========

              XIONICS DOCUMENT TECHNOLOGIES INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                             CLASS A
                                           CONVERTIBLE                   CLASS A                   CLASS B
                                         PREFERRED STOCK              COMMON STOCK               COMMON STOCK
                                    -------------------------    -----------------------    ----------------------
                                      NUMBER      LIQUIDATION      NUMBER        $.01        NUMBER        $.01
                                    OF SHARES        VALUE       OF SHARES     PAR VALUE    OF SHARES    PAR VALUE
                                    ----------    -----------    ----------    ---------    ---------    ---------
BALANCE, JUNE 30, 1996............   3,125,051    $ 3,606,658     1,386,066    $ 13,861      558,931      $ 5,589
Exercise of stock options.........          --             --            --          --           --           --
  Exercise of stock options,
    issued from treasury..........          --             --            --          --           --           --
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................          --             --            --          --           --           --
  Tax benefit from exercise of
    incentive stock options.......          --             --            --          --           --           --
  Conversion of Preferred Stock to
    Common Stock..................  (3,125,051)    (3,606,658)   (1,386,066)    (13,861)    (558,931)      (5,589)
  Issuance of Common Stock from
    initial public offering, net
    of issuance costs of
    $926,439......................          --             --            --          --           --           --
  Net income......................          --             --            --          --           --           --
                                    ----------    -----------    ----------    --------     --------      -------
BALANCE, JUNE 30, 1997............          --             --            --          --           --           --
  Exercise of stock options.......          --             --            --          --           --           --
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................          --             --            --          --           --           --
  Tax benefit from exercise of
    incentive stock options.......          --             --            --          --           --           --
  Net loss........................          --             --            --          --           --           --
                                    ----------    -----------    ----------    --------     --------      -------
BALANCE, JUNE 30, 1998............          --             --            --          --           --           --
  Exercise of stock options.......          --             --            --          --           --           --
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................          --             --            --          --           --           --
  Noncash compensation charge.....          --             --            --          --           --           --
  Repurchase of Common Stock......          --             --            --          --           --           --
  Net income......................          --             --            --          --           --           --
                                    ----------    -----------    ----------    --------     --------      -------
BALANCE, JUNE 30, 1999............          --    $        --            --    $     --           --      $    --
                                    ==========    ===========    ==========    ========     ========      =======

              XIONICS DOCUMENT TECHNOLOGIES INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                         COMMON STOCK                                         TREASURY STOCK            TOTAL
                                    ----------------------   ADDITIONAL                   -----------------------   STOCKHOLDERS'
                                      NUMBER       $.01        PAID-IN     ACCUMULATED     NUMBER                      EQUITY
                                    OF SHARES    PAR VALUE     CAPITAL       DEFICIT      OF SHARES      COST         (DEFICIT)
                                    ----------   ---------   -----------   ------------   ---------   -----------   -------------
BALANCE, JUNE 30, 1996............          --   $     --    $ 1,312,381   $(11,357,030)    224,311   $  (151,413)  $ (6,569,954)
Exercise of stock options.........   1,182,227     11,822        397,605             --          --            --        409,427
  Exercise of stock options,
    issued from treasury..........          --         --           (117)            --        (248)          167             50
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................       5,549         55         69,515             --          --            --         69,570
  Tax benefit from exercise of
    incentive stock options.......          --         --      1,600,000             --          --            --      1,600,000
  Conversion of Preferred Stock to
    Common Stock..................   7,768,986     77,690     11,779,828             --          --            --      8,231,410
  Issuance of Common Stock from
    initial public offering, net
    of issuance costs of
    $926,439......................   2,875,000     28,750     30,656,250             --          --            --     30,685,000
  Net income......................          --         --             --        852,349          --            --        852,349
                                    ----------   --------    -----------   ------------   ---------   -----------   ------------
BALANCE, JUNE 30, 1997............  11,831,762    118,317     45,815,462    (10,504,681)    224,063      (151,246)    35,277,852
  Exercise of stock options.......     394,246      3,943        172,714             --          --            --        176,657
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................      35,430        354        147,605             --          --            --        147,959
  Tax benefit from exercise of
    incentive stock options.......          --         --        168,010             --          --            --        168,010
  Net loss........................          --         --             --    (16,251,533)         --            --    (16,251,533)
                                    ----------   --------    -----------   ------------   ---------   -----------   ------------
BALANCE, JUNE 30, 1998............  12,261,438    122,614     46,303,791    (26,756,214)    224,063      (151,246)    19,518,945
  Exercise of stock options.......     331,932      3,319        253,278             --          --            --        256,597
  Issuance of Common Stock under
    Employee Stock Purchase Plan
    (ESPP)........................     133,566      1,336        366,351             --          --            --        367,687
  Noncash compensation charge.....          --         --         52,763             --          --            --         52,763
  Repurchase of Common Stock......          --         --             --             --   1,020,881    (3,955,914)    (3,955,914)
  Net income......................          --         --             --      2,817,048          --            --      2,817,048
                                    ----------   --------    -----------   ------------   ---------   -----------   ------------
BALANCE, JUNE 30, 1999............  12,726,936   $127,269    $46,976,183   $(23,939,166)  1,244,944   $(4,107,160)  $ 19,057,126
                                    ==========   ========    ===========   ============   =========   ===========   ============

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    FISCAL YEARS ENDED JUNE 30,
                                                             ------------------------------------------
                                                                1999            1998           1997
                                                             -----------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................  $ 2,817,048    $(16,251,533)   $   852,349
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities --
    Charge for purchased research and development..........           --       2,000,000      5,400,000
    Depreciation and amortization..........................    1,572,582       2,044,446      1,369,506
    Noncash compensation charge............................       52,763              --             --
    Deferred income taxes..................................           --        (100,000)      (930,000)
    Loss on disposal of property and equipment.............           --              --         22,712
    Unusual charges........................................           --       6,690,053             --
    Changes in current assets and current liabilities (net
       of effects of acquisitions) --
       Accounts receivable.................................      261,296          (3,733)    (2,948,470)
       Contract receivable.................................    2,927,416      (2,516,128)    (7,411,288)
       Prepaid expenses and other current assets...........      474,057         673,559     (1,063,488)
       Assets and liabilities of discontinued operations,
         net...............................................           --       2,113,195         58,868
       Accounts payable....................................   (1,295,519)        201,459         40,841
       Accrued expenses....................................     (425,115)      2,536,007      2,425,562
       Deferred revenue....................................    3,490,219         791,498        (63,800)
                                                             -----------    ------------    -----------
         Net cash provided by (used in) operating
            activities.....................................    9,874,747      (1,821,177)    (2,247,208)
                                                             -----------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................   (1,025,914)     (1,721,192)    (1,504,395)
  Decrease (increase) in other assets......................       84,607      (1,428,133)    (2,342,697)
  Acquisitions, net of cash acquired and acquisition costs
    paid...................................................           --      (2,225,228)    (5,205,475)
  Decrease in short-term investments.......................           --              --        644,613
                                                             -----------    ------------    -----------
         Net cash used in investing activities.............     (941,307)     (5,374,553)    (8,407,954)
                                                             -----------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments of secured promissory notes payable
    to stockholder.........................................     (527,631)             --     (2,094,000)
  Borrowing under notes payable............................           --       1,102,631             --
  Repurchase of Common Stock...............................   (3,955,914)             --             --
  Proceeds from exercise of stock options..................      256,597         176,657        409,427
  Proceeds from issuance of Common Stock under Employee
    Stock Purchase Plan (ESPP).............................      367,687         147,959         69,570
  Tax benefit from exercise of incentive stock options.....           --         168,010      1,600,000
  Sale of Common Stock, net of issuance costs..............           --              --     30,685,000
  Deferred offering costs..................................           --              --       (400,000)
  Issuance of treasury stock...............................           --              --             50
  Repayment of term loans..................................           --              --       (886,833)
                                                             -----------    ------------    -----------
         Net cash (used in) provided by financing
            activities.....................................   (3,859,261)      1,595,257     29,383,214
                                                             -----------    ------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......    5,074,179      (5,600,473)    18,728,052
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............   15,243,438      20,843,911      2,115,859
                                                             -----------    ------------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................  $20,317,617    $ 15,243,438    $20,843,911
                                                             ===========    ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...................................  $     4,469    $      1,567    $   135,631
                                                             ===========    ============    ===========
  Cash paid (refunded) for income taxes....................  $   147,881    $   (648,668)   $   910,097
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

  (c) Revenue Recognition

     The Company has adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, which became effective for fiscal years beginning after December 15, 1997, as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition", with Respect to Certain Transactions. Net revenue includes software license fees, services, software maintenance and royalty revenue. Revenue from software is

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES recognized upon shipment of the product to customers, provided that there are no significant obligations remaining and collectibility of the receivable is probable. Revenue from software maintenance contracts is recognized ratably as it is earned over the term of the contract, generally one year. Unearned software maintenance revenue is included in deferred revenue. In addition, deferred revenue includes certain prepaid royalties and advanced billings under software development contracts for services not yet performed. Service revenue and royalty revenue are recognized as the service is performed and the royalty is earned or paid by the customer. Nonrefundable royalty revenue is recognized over the estimated period of the underlying customer commercial product shipments. The Company recognizes revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting based on the ratio of actual labor hours incurred to the total estimated hours for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident or estimatable. During 1998, the Company recorded contract losses of approximately $2.7 million, which were included in cost of revenue in the accompanying fiscal 1998 statements of operations.



  (d) Unusual Charges



     During fiscal 1998, the Company recorded unusual charges of approximately $6.7 million. The components of these charges were as follows:



Write-down of intangible and other assets to net
  realizable value.......................................  $4,904,891
Provision for lease costs of excess facilities and
other....................................................   1,785,162
                                                           ----------
                                                           $6,690,053
                                                           ==========



     The Company assesses the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires, among other things, that an entity review its long-lived assets, including intangibles such as goodwill, for impairment whenever changes in circumstances indicate that the carrying amount of an asset that the entity expects to hold and use may not be fully recoverable, the entity shall estimate the future cash flow expected to result from the use of the asset and its eventual disposition. In accordance with SFAS No. 121 the Company determined that the future cash flows of certain purchased technology, prepaid royalties and other assets were determined to be less than the carrying value of the asset.



     During fiscal 1998, the Company recorded charges of approximately $4.9 million relating to the impairment of certain long-lived assets, which are included in unusual operating charges in the accompanying consolidated statements of operations. The write-downs relate to purchased technology, prepaid royalty payments and other long-lived assets. These write-downs were necessary following management's conclusion in June 1998 that under SFAS No. 121 the future cash flows for these assets were impaired. The Company expensed $3.3 million of purchased technology related to the development of XipChip. The Company incurred significant costs in acquiring and developing the XipChip technology, however due to delays in its development, certain purchased technology was not incorporated into the XipChip design. In addition the market demand had shifted primarily to lower-end and lower-cost imaging products of which the XipChip was less suited. Accordingly, the market potential for the XipChip had changed significantly, resulting in adverse sales prospects for the XipChip in future periods. The Company also expensed $1.0 million of prepaid royalty payments relating to technology that due to design modifications was no longer being used in the current version of the Company's software products and therefore provided no future cash flow or economic benefit to the Company. The remaining $600,000 expense related to other long-lived assets consisting of licenses and fees for certain secondary technology that was being used on products being developed by the Company. These products were not developed due to changes in the business direction and therefore it was determined

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES that these related licenses and fees had no future cashflow to the Company and therefore were determined to be impaired.



     Additionally during fiscal 1998, the Company recorded a lease loss and other accrual totaling approximately $1.8 million. The lease costs of approximately $994,000 related to the estimated loss under two facility leases for excess space which the Company had determined it would not utilize and would incur a loss to sublease or settle its commitments. These leases expire in July 2002. The severance cost of approximately $584,000 includes benefits to sixteen employees who were terminated as part of a workforce reduction that occurred during the fourth quarter of fiscal 1998. The remaining other accrual amounts of approximately $257,000 related to purchased technology agreements for which the Company entered into, but had not yet paid for prior to changing the focus of their XipChip development efforts as discussed above.



     As of June 30, 1999, $1,331,948 related to the unusual charges was included in accrued expenses in the accompanying consolidated balance sheet related primarily to future payments under the lease obligations and certain royalty agreements related to impaired licensed technology.



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
                                                    ===========    ===========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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
                                                                 ==========    ==========

  (i) Accrued Expenses

     Accrued expenses as of June 30, 1999 and 1998 consist of the following:


                                                              JUNE 30,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Accrued payroll and related expenses................  $2,245,107    $1,054,903
Accrued unusual charges.............................   1,331,948     1,407,228
Accrued contract loss...............................   2,053,688     2,000,000
Accrued discontinued operations.....................     558,288     1,045,000
Accrued other.......................................   2,416,689     3,523,704
                                                      ----------    ----------
                                                      $8,605,720    $9,030,835
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

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                                      FISCAL YEARS ENDED JUNE 30,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Weighted average common shares outstanding.....  12,279,266    11,830,541     9,948,607
Incremental weighted average common shares
issuable upon exercise of stock options
outstanding....................................     535,982            --     2,132,380
                                                 ----------    ----------    ----------
Diluted weighted average common shares
  outstanding..................................  12,815,248    11,830,541    12,080,987
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

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  (s) New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe the adoption of this accounting pronouncement will have a significant impact on its financial instruments.

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     On August 12, 1998, the Company sold substantially all of the assets of its DDPD division to GGX of Waltham, Massachusetts for consideration consisting of future royalties on GGX's future sales of all products purchased from the Company in this transaction, if any, from the date of closing through September 2001, or until royalties reach an aggregate of $2.2 million, subject to provisions defined in the asset purchase agreement; assumption of certain liabilities; and promissory notes totaling $1.28 million payable in 1999 and 2000, subject to collection of receivables sold in the transaction. At June 30, 1999, the Company has not received any material proceeds from the sale and has recorded no estimated proceeds from the disposition due to the significant uncertainty of realizing any proceeds from the sale of the DDPD business. If material proceeds are collected in the future, the Company will record them as income from discontinued operations in

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES the period received. The Company has recently agreed to extend the dates on which certain payments from GGX are due and has received a security interest in certain of the assets sold to GGX.

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

(3) ACQUISITION OF GCA


     On February 21, 1997, the Company acquired GCA Gesellschaft fur Computer-Anwendung mbH ("GCA"). The Company paid $5,000,000 in cash for the outstanding stock of GCA. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16, and, accordingly, GCA's operating results from February 21, 1997 are included in the accompanying consolidated statements of operations. In accordance with APB Opinion No. 16, the Company has allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, as described below, had been identified as in-process research and development ("in-process R&D"). The Company was responsible for the valuation of the in-process R&D. The portion of the purchase price allocated to the in-process R&D projects that had not yet reached technological feasibility and did not have a future alternative use, totaled $5,400,000 and was charged to expense as of the acquisition date. Acquired intangibles included the assembled workforce of GCA and goodwill. During fiscal 1998, these intangibles were determined to be impaired due to the Company's change in business focus and were written off (see Note 1(d)).



     GCA had one significant in-process R&D project at the acquisition date. This project was for a host base printer language for low-end ink jet and laser printers and significant progress had been made in the design of the basic architecture. The introduction of this product would have enabled the Company to diversify its product offerings and enter a new segment of the printer market. Extensive research and development would have been necessary for the completion of the in-process R&D into a finished product. The risk of this in-process technology was that revenue would be dependent upon reaching technological feasibility and meeting market price requirements. Furthermore, the in-process R&D did not have any alternative future uses apart from the specific objectives for the project. At the acquisition date, the Company had expected the remaining cost to complete this in-process R&D to be approximately $2,100,000. In fiscal 1998 due to a change in business focus, the Company discontinued further development on this in-process R&D project.


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
                                                           ----------
                                                           $5,750,000
                                                           ==========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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


     In accordance with APB Opinion No. 16, the Company has allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, as described below, has been identified as intangible assets using proven valuation procedures and techniques, including approximately $2,000,000 of in-process R&D. The in-process R&D represents the fair value of projects that did not have a future alternative use and was therefore charged to expense as of the acquisition date. Acquired intangibles include the assembled workforce and existing product technology of Seaport. These acquired intangibles were also written off and included in the loss from discontinued operations for the year ended June 30, 1998.


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

     The components of the Company's provision for income taxes for the years ended June 30, 1999, 1998 and 1997 are as follows:

                                                       1999        1998        1997
                                                     --------    --------    --------
Current:
Federal............................................  $     --    $     --    $     --
  State............................................    38,955      35,000      18,000
  Foreign..........................................   251,019     337,374      44,000
Deferred:
  Federal..........................................        --     (65,000)    579,000
  State............................................        --     (35,000)    102,190
                                                     --------    --------    --------
Total provision for income taxes...................  $289,974    $272,374    $743,190
                                                     ========    ========    ========

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                              1999     1998     1997
                                                              -----    -----    ----
Tax (benefit) at federal statutory rate.....................   34.0%   (34.0)%  34.0%
State taxes, net of federal benefit.........................    0.8     (5.0)    6.3
Foreign taxes...............................................    8.1      1.0     1.1
Change in valuation allowance/utilization of federal and
  foreign net operating loss carryforwards..................  (33.6)    39.5     5.2
                                                              -----    -----    ----
                                                                9.3%     1.5%   46.6%
                                                              =====    =====    ====

     The tax effects of the components of the Company's deferred income tax assets are as follows:

                                                            JUNE 30,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
Deferred Tax Assets --
Domestic net operating loss carryforwards.......  $  6,917,457    $  5,443,967
  Foreign net operating loss carryforwards......     1,301,082       1,301,082
Temporary differences --
     Intangible and acquired incomplete research
       and development related to the Phoenix
       acquisition..............................       932,986       1,009,725
     Intangible and acquired incomplete research
       and development related to the GCA
       acquisition..............................     1,152,000       1,584,000
     Discontinued operations....................     1,615,053       3,920,000
     Allowance for doubtful accounts............        22,389         140,985
     Inventory valuation allowance..............            --           9,018
     Allowance for sales returns................        88,928          92,000
     Other temporary differences, net...........       713,436         314,728
                                                  ------------    ------------
          Total gross deferred tax asset........    12,743,331      13,815,505
Less -- Valuation allowance.....................   (11,713,331)    (12,785,505)
                                                  ------------    ------------
  Net deferred tax asset........................  $  1,030,000    $  1,030,000
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

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     The 1996 Plan is administered by the Board of Directors. Subject to the provisions of the 1996 Plan, the Board of Directors has the authority to designate participants, determine the number of shares to be covered

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES by each grant, the time at which each stock option is exercisable, the method of payment and any other terms and conditions of the stock options.

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

     Stock option activity is summarized as follows:

                                                                               WEIGHTED
                                            NUMBER      EXERCISE PRICE     AVERAGE EXERCISE
                                          OF SHARES        PER SHARE       PRICE PER SHARE
                                          ----------    ---------------    ----------------
Outstanding, June 30, 1996..............   2,510,090    $ 0.20 -   6.50         $ 0.55
                                          ----------    ---------------         ------
Granted.................................     874,900     10.00 -  15.00          12.77
  Terminated............................    (169,494)     0.20 -  14.45           8.83
  Exercised.............................  (1,182,475)     0.20 -  10.00           0.35
                                          ----------    ---------------         ------
Outstanding, June 30, 1997..............   2,033,021    $ 0.20 -  15.00         $ 5.24
                                          ----------    ---------------         ------
  Granted...............................   1,588,588      3.50 -  15.25           4.68
  Terminated............................  (1,017,593)     0.68 -  15.25          12.17
  Exercised.............................    (394,246)     0.20 -  11.25           0.45
                                          ----------    ---------------         ------
Outstanding, June 30, 1998..............   2,209,770    $ 0.20 -  15.25         $ 2.52
                                          ----------    ---------------         ------
  Granted...............................     637,175      2.88 -   4.31           3.50
  Terminated............................    (248,850)     0.68 -  15.25           3.82
  Exercised.............................    (331,932)     0.20 -   3.88           0.77
                                          ----------    ---------------         ------
Outstanding, June 30, 1999..............   2,266,163    $ 0.20 - $ 6.50         $ 2.94
                                          ==========    ===============         ======
Exercisable, June 30, 1999..............   1,081,589    $ 0.20 - $ 6.50         $ 2.41
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

              XIONICS DOCUMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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
                                                              =====     =====     =====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Xionics Document Technologies, Inc.:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Xionics Document Technologies, Inc. and subsidiaries included in this Form 10-K/A, and have issued our report thereon dated July 22, 1999 (except with respect to the matter discussed in Note 1 as to which the date is July 29, 1999). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of this Form 10-K/A is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.


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

                                                                   1542-10K/A-99